Form 10-K
period 2022-12-31
DONEGAL GROUP INC
filed 2023-03-06
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐. No ☑.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $263,925,837.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 27,163,117 shares of Class A common stock and 5,576,775 shares of Class B common stock outstanding on March 1, 2023.

Documents Incorporated by Reference

The registrant incorporates by reference portions of the registrant’s definitive proxy statement relating to registrant’s annual meeting of stockholders to be held April 20, 2023 into Part III of this report.

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

Donegal Mutual Insurance Company, or Donegal Mutual, organized us as an insurance holding company on August 26, 1986. At December 31, 2022, Donegal Mutual held approximately 43% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. Donegal Mutual’s ownership provides Donegal Mutual with approximately 71% of the combined voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to an intercompany pooling agreement and other intercompany agreements and transactions we describe in Note 3 of the Notes to Consolidated Financial Statements. While maintaining the separate corporate existence of each company, our insurance subsidiaries conduct business together with Donegal Mutual and its insurance subsidiaries as the Donegal Insurance Group. The Donegal Insurance Group is not a legal entity, is not an insurance company and does not issue or administer insurance policies. Rather, it is a trade name that refers to the group of insurance companies that are affiliated with Donegal Mutual.

At December 31, 2022, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. We set forth financial information about these segments in Note 19 of the Notes to Consolidated Financial Statements. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

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

We believe we have a substantial opportunity, as a well-capitalized regional insurance holding company with a solid business strategy, to grow profitably and compete effectively with larger national property and casualty insurers. Our downstream holding company structure, with Donegal Mutual holding approximately 71% of the combined voting power of our common stock, has proven its effectiveness and success over the 36 years of our existence. Over that time period, we have grown significantly in terms of revenue and financial strength, and the Donegal Insurance Group has developed an excellent reputation as a regional group of property and casualty insurers.

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

Index
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

Index
Relationship with Donegal Mutual

Donegal Mutual provides facilities, management and other services to us and our insurance subsidiaries. In addition, Donegal Mutual purchases and maintains the information technology systems that support the business of Donegal Mutual and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in accordance with the relative participation of Donegal Mutual and Atlantic States in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for allocated costs of services Donegal Mutual provides on their behalf based on their proportion of the total direct premiums written of the Donegal Insurance Group and other metrics. Allocated expenses from Donegal Mutual for services it provided to Atlantic States and our other insurance subsidiaries totaled $199.2 million, $186.6 million and $153.9 million for 2022, 2021 and 2020, respectively. To enhance process efficiencies, Donegal Mutual paid certain expenses directly in 2022 and 2021 that our insurance subsidiaries paid directly in 2020, resulting in higher allocations of expenses from Donegal Mutual to our insurance subsidiaries and lower direct expense payments by our insurance subsidiaries in 2022 and 2021 compared to 2020.

Donegal Mutual is the employer of record for all personnel who provide services for our insurance subsidiaries. Donegal Mutual strives to maintain a culture that is based on integrity and respect, with an environment designed to facilitate excellent service to the agents and customers of the Donegal Insurance Group. At December 31, 2022, Donegal Mutual had 876 employees, of which 458 were based in its Marietta, Pennsylvania headquarters and 418 were based in regional offices or were permanent remote employees. There were 866 full-time employees and 10 part-time employees. Many of Donegal Mutual's employees work remotely from their homes or follow a hybrid schedule that includes working several days in their assigned office to allow for enhanced collaboration and interaction with other employees. Donegal Mutual targets employee compensation that is competitive and consistent with an employee's position, knowledge, experience and skill level. Donegal Mutual provides annual wage increases that are based on merit. Donegal Mutual provides an annual cash incentive plan for all of its employees that provides an opportunity for Donegal Mutual's employees to earn a bonus as a percentage of their annual wages that varies based on the level of underwriting profit Donegal Insurance Group achieves for a calendar year. In addition, Donegal Mutual provides to its full-time employees a comprehensive employee benefits program, including medical, dental and vision insurance, paid time off, and a 401(k) retirement plan that includes company matching provisions. Donegal Mutual also provides substantial training, development and wellness programs and resources to its employees.

Our insurance subsidiaries have a catastrophe reinsurance agreement with Donegal Mutual, pursuant to which Donegal Mutual provides coverage for losses related to any catastrophic occurrence over a set retention of $3.0 million ($2.0 million for 2022, 2021 and 2020) for each  participating insurance subsidiary, with a combined retention of $6.0 million ($5.0 million for 2022, 2021 and 2020) for a catastrophe involving a combination of participating insurance subsidiaries, up to the amount Donegal Mutual and our insurance subsidiaries retain under catastrophe reinsurance agreements with unaffiliated reinsurers. The purpose of the catastrophe reinsurance agreement is to lessen the effects of an accumulation of losses arising from one event to levels that are appropriate given each subsidiary’s size, underwriting profile and surplus.

Donegal Mutual had a quota-share reinsurance agreement with MICO for policies effective through December 31, 2021. The purpose of the quota-share reinsurance agreement with MICO was to transfer to Donegal Mutual 25% of the premiums and losses related to MICO’s business. Donegal Mutual placed its assumed business from MICO into the underwriting pool. Donegal Mutual and MICO terminated this reinsurance agreement on a run-off basis effective January 1, 2022. As a result, MICO retains 100% of its net premiums and losses beginning with policies effective as of that date.

Donegal Mutual had a quota-share reinsurance agreement with Peninsula for policies effective through December 31, 2021. The purpose of the quota-share reinsurance agreement with Peninsula was to transfer to Donegal Mutual 100% of the premiums and losses related to the workers’ compensation product line of Peninsula in certain states. Donegal Mutual placed its assumed business from Peninsula into the underwriting pool. Donegal Mutual and Peninsula terminated this reinsurance agreement on a run-off basis effective January 1, 2022. As a result, Peninsula retains 100% of its net workers’ compensation premiums and losses beginning with policies effective as of that date.

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

The coordinating committee also meets annually to review each existing agreement between Donegal Mutual and us or our insurance subsidiaries, including all reinsurance agreements between Donegal Mutual and our insurance subsidiaries. The purpose of this annual review is to examine the results of the agreements over the past year and, in the case of reinsurance agreements, over several years and to determine if the results of the existing agreements remain fair and equitable to us and our stockholders and fair and equitable to Donegal Mutual and its policyholders or if Donegal Mutual and we should mutually agree to certain adjustments to the terms of the agreements. In the case of reinsurance agreements, the annual adjustments typically relate to the reinsurance premiums and loss retention amounts. These agreements are ongoing in nature and will continue in effect throughout 2023 in the ordinary course of our business.

Our members on the coordinating committee, as of the date of this Form 10-K Report, are Barry C. Huber and Richard D. Wampler, II. Donegal Mutual’s members on the coordinating committee as of such date are Michael W. Brubaker and Cyril J. Greenya. We refer to our proxy statement for our annual meeting of stockholders to be held on April 20, 2023 for further information about the members of the coordinating committee.

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

Index
In the first quarter of 2023, our board of directors and the board of directors of Donegal Mutual each undertook a review of the relationships between Donegal Mutual and DGI and determined that continuing the current relationships and the current corporate structure of Donegal Mutual and DGI is in the best interests of DGI and its various constituencies.

Business Strategy

We and Donegal Mutual are focused on several primary strategies, including achieving sustained excellent financial performance, strategically modernizing our operations and processes to transform our business, capitalizing on opportunities to grow profitably and delivering a superior experience to our agents and policyholders. Our strategies are designed to provide value to the policyholders of Donegal Mutual and our respective insurance subsidiaries and, ultimately, to provide value to our stockholders. The annual net premiums earned of our insurance subsidiaries have increased from $301.5 million in 2006 to $822.5 million in 2022, a compound annual growth rate of 6.5%.

The combined ratio of our insurance subsidiaries and that of the United States property and casualty insurance industry as computed using United States generally accepted accounting principles, or GAAP, and statutory accounting principles, or SAP, for the years 2018 through 2022 are shown in the following table:

	2022	2021	2020	2019	2018
Our GAAP combined ratio	103.3%	101.0%	96.0%	99.5%	110.1%
Our SAP combined ratio	103.3	100.8	95.4	98.7	109.4
Industry SAP combined ratio (1)	104.0	99.6	98.4	98.9	99.2

(1)	As reported (projected for 2022) by A.M. Best Company.

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

Index
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

Our insurance subsidiaries maintain stringent expense controls under direct supervision of their senior management. We centralize the processing and administrative activities of our insurance subsidiaries to realize operating synergies and better expense control. Our insurance subsidiaries utilize technology to automate much of their underwriting, claims and billing processes and to facilitate agency and policyholder communications on an efficient, timely and cost-effective basis. Our insurance subsidiaries have increased their annual premium per employee, a measure of efficiency that our insurance subsidiaries use to evaluate their operations, from approximately $470,000 in 1999 to approximately $1.1 million in 2022.

Return on invested assets is an important element of the financial results of our insurance subsidiaries. The investment strategy of our insurance subsidiaries is to generate an appropriate amount of after-tax income on invested assets while limiting the potential impact of equity market volatility and minimizing credit risk through investments in high-quality securities. As a result, our insurance subsidiaries seek to invest a high percentage of their assets in diversified, highly rated and marketable fixed-maturity instruments. The fixed-maturity portfolios of our insurance subsidiaries consist of both taxable and tax-exempt securities. Our insurance subsidiaries maintain a portion of their portfolios in short-term securities to provide liquidity for the payment of claims and operation of their respective businesses. Our insurance subsidiaries maintain a small percentage (2.7% at December 31, 2022) of their portfolios in equity securities that have a history of paying cash dividends or that our insurance subsidiaries expect will appreciate in value over time.

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

Index
We have an enterprise analytics department that is focused on integrating data and analytics into strategy and decision-making at all levels of our organization. The enterprise analytics team is responsible for core functions of rate-making, predictive analytics, data management and business intelligence. These responsibilities include the development and expansion of risk-based pricing segmentation, analytical innovation, predictive modeling solutions, formal data strategies, performance monitoring and enhanced reporting mechanisms. We developed and began executing a pricing and analytics roadmap that will continue to deliver data-driven insights to our underwriters. This roadmap includes ongoing development and enhancement of quality tools that allow us to operationalize pricing and underwriting predictive models, integrate internal and external data for better-informed pricing and underwriting decisions and enhance the automation and precision of our rate indication methodology. Our enterprise analytics team is continuing to develop new tools and solutions that are enhancing our product portfolio management capabilities, competitive intelligence, pricing sophistication and utilization of data to monitor and manage our operations. The team also generates reporting and analyses that enable us to draw business insights from data that drive actions to improve performance.

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

Our insurance subsidiaries execute a combined annual business plan with Donegal Mutual and its insurance subsidiaries. Within the past several years, we enhanced the annual planning process to ensure that we are directing efforts and resources toward geographic regions, market segments, product lines and classes of business that will give us the best opportunities to achieve sustained growth and profitability. As part of the planning process, we perform a detailed analysis of internal and external data with respect to each state within our operating regions. We assess state-specific marketing dynamics and opportunities, including an evaluation of the historical experience of our insurance subsidiaries. We then assign a strategic posture for each state and develop action plans to execute state-specific strategies for growth or reduction of premiums, agency distribution and enhanced profit generation over the next several years.

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

Our insurance subsidiaries also provide their independent agents with ongoing support to enable them to better attract and service customers, including:

•	training programs;

•	marketing support;

•	availability of a personal lines service center that provides comprehensive service for our policyholders; and

•	accessibility to and regular interactions with marketing and underwriting personnel and senior management of our insurance subsidiaries.

We plan to introduce a new commercial lines service center in late 2023, which will represent an optional service enhancement for agencies who prefer that we interact directly with their customers for mid-term policy coverage changes and other service requests.

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

Index
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

In recent years, we have taken actions to shift our business mix to a higher proportion of commercial business, where we believe we will continue to have opportunities to achieve profitable, sustainable long-term growth. We are executing state-specific strategies that include accelerating growth in states where we see opportunities for profitable growth and reducing exposures in states we have targeted for profit improvement. While we expect to place greater emphasis on commercial growth for the foreseeable future, we desire to maintain a profitable book of personal business to provide enhanced stability across our product portfolio and increase our brand value to our independent agents. We commenced a phased rollout of new personal lines products in the fourth quarter of 2021. These products feature various coverage enhancements, modernized rating methodology, enhanced pricing segmentation, application of predictive analytical models and utilization of third-party data to augment pricing and risk selection. We implemented a new personal lines agency portal and the rating, underwriting and policy issuance capabilities necessary to support the launch in the ten states where Donegal Mutual and our insurance subsidiaries offer personal lines. The portal and systems are now live in nine of the ten states in which our insurance subsidiaries offer personal lines, and we plan to complete the rollout of the new personal lines products in the remaining state in the first half of 2023. Due to ongoing inflationary pressures on loss costs, we will carefully manage personal lines premium growth in 2023, and our insurance subsidiaries plan to continue implementing premium rate increases throughout the year.

The following table sets forth the net premiums written of our insurance subsidiaries by line of insurance for the periods indicated:

	Year Ended December 31,
	2022		2021		2020
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial lines:
Automobile	$167,774	19.9%	$161,947	20.1%	$135,294	18.2%
Workers’ compensation	111,892	13.3	113,256	14.1	109,960	14.8
Commercial multi-peril	200,045	23.7	188,242	23.4	147,993	19.9
Other	40,086	4.7	38,340	4.8	32,739	4.5
Total commercial lines	519,797	61.6	501,785	62.4	425,986	57.4
Personal lines:
Automobile	181,129	21.5	170,578	21.2	184,602	24.9
Homeowners	120,087	14.2	109,974	13.7	111,886	15.1
Other	22,517	2.7	21,930	2.7	19,666	2.6
Total personal lines	323,733	38.4	302,482	37.6	316,154	42.6
Total business	$843,530	100.0%	$804,267	100.0%	$742,140	100.0%

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

Our insurance subsidiaries also review their existing portfolio of insured accounts to determine whether certain risks or classes of business continue to meet their underwriting guidelines and margin expectations. If a given account or class of business no longer meets those underwriting guidelines or margin expectations, our insurance subsidiaries will take appropriate action regarding that account or class of business, including raising premium rates or non-renewing policies to the extent applicable laws and regulations permit.

As part of the effort of our insurance subsidiaries to maintain acceptable underwriting results, they conduct annual reviews of agencies that have failed to meet their underwriting profitability criteria. The review process includes an analysis of the underwriting and re-underwriting practices of the agency, the completeness and accuracy of the applications the agency submits, the adequacy of the training of the agency’s staff and the agency’s record of adherence to the underwriting guidelines and service standards of our insurance subsidiaries. Based on the results of this review process, the marketing and underwriting personnel of our insurance subsidiaries develop, together with the agency, a plan to improve its underwriting profitability. Our insurance subsidiaries monitor the agency’s compliance with the plan and take other measures as required in the judgment of our insurance subsidiaries, including the termination, to the extent applicable laws and regulations permit, of agencies that are unable to achieve acceptable underwriting profitability.

Distribution

Our insurance subsidiaries market their products primarily in the Mid-Atlantic, Midwestern, New England, Southern and Southwestern regions through approximately 2,300 independent insurance agencies. At December 31, 2022, the Donegal Insurance Group actively wrote business in 24 states (Alabama, Colorado, Delaware, Georgia, Illinois, Indiana, Iowa, Maine, Maryland, Michigan, Nebraska, New Hampshire, New Mexico, North Carolina, Ohio, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, and Wisconsin). Beginning with policies effective in 2021, Donegal Mutual includes the business it writes directly and assumes from the Mountain States insurance subsidiaries in four Southwestern states (Colorado, New Mexico, Texas and Utah) in the pooling agreement between Donegal Mutual and Atlantic States. This business had no impact on our results of operations prior to 2021. We believe the relationships of our insurance subsidiaries with their independent agents are valuable in identifying, obtaining and retaining profitable business. Our insurance subsidiaries maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business, and our insurance subsidiaries only appoint agencies with a strong underwriting history and potential growth capabilities. Our insurance subsidiaries also regularly evaluate the independent agencies that represent them based on their profitability and performance in relation to the objectives of our insurance subsidiaries. Our insurance subsidiaries seek to be among the top three insurers within each of their agencies for the lines of business our insurance subsidiaries write.

Index
The following table sets forth the percentage of direct premiums our insurance subsidiaries write, including 80% of the direct premiums Donegal Mutual and Atlantic States include in the underwriting pool, in each of the states where they conducted a significant portion of their business in 2022:

Pennsylvania	35.1%
Michigan	15.8
Maryland	8.6
Delaware	6.4
Virginia	5.9
Georgia	4.6
Wisconsin	3.5
Ohio	3.5
Indiana	2.6
North Carolina	2.3
Iowa	1.8
Tennessee	1.7
Other	8.2
Total	100.0%

Our insurance subsidiaries employ a number of policies and procedures that we believe enable them to attract, retain and motivate their independent agents. We believe that the consistency of the product offerings of our insurance subsidiaries enables our insurance subsidiaries to compete effectively for independent agents with other insurers whose product offerings may fluctuate based upon industry conditions. Our multi-year systems modernization project is further enhancing the ability of our insurance subsidiaries to conduct business with their independent agents and to develop and implement new products. Our insurance subsidiaries have a competitive compensation program for their independent agents that includes base commissions, growth incentive plans and a profit-sharing plan, consistent with applicable state laws and regulations, under which the independent agents may earn additional commissions based upon the volume of premiums produced and the profitability of the business our insurance subsidiaries receive from that agency. We have an agency stock purchase plan that allows our independent agents to purchase our Class A common stock at a discount to market prices to further align the interests of our independent agents with the interests of our stockholders.

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

Index
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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in 2021 and 2022 due to a number of factors, including supply chain disruption, higher new and used automobile values, increases in the cost of replacement automobile parts and rising labor rates. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of replacement automobile parts and building materials, availability of skilled labor, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items.  To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2022. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $6.7 million.

Index
The establishment of appropriate liabilities is an inherently uncertain process and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods and, in other periods, their estimated future liabilities for losses and loss expenses have exceeded their actual liabilities for losses and loss expenses. Changes in our insurance subsidiaries’ estimates of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received subsequent to the prior reporting period.  Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $44.8 million, $31.2 million and $12.9 million in 2022, 2021 and 2020, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2022 development represented 7.2% of the December 31, 2021 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile and commercial automobile lines of business for accident years prior to 2022. The majority of the 2022 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2021 development represented 5.6% of the December 31, 2020 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile, workers’ compensation and commercial automobile lines of business for accident years prior to 2021. The majority of the 2021 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2020 development represented 2.6% of the December 31, 2019 net carried reserves and resulted primarily from lower-than-expected severity in the workers’ compensation and personal automobile lines of business, partially offset by higher-than-expected severity in the commercial automobile and commercial multi-peril lines of business, for accident years prior to 2020. The majority of the 2020 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO.

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

Differences between liabilities reported in our financial statements prepared on a GAAP basis and our insurance subsidiaries’ financial statements prepared on a SAP basis result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $28.7 million, $23.5 million and $21.0 million at December 31, 2022, 2021 and 2020, respectively.

Index
The following table sets forth a reconciliation of the beginning and ending GAAP net liability of our insurance subsidiaries for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Gross liability for unpaid losses and loss expenses at beginning of year	$1,077,620	$962,007	$869,674
Less reinsurance recoverable	451,261	404,818	362,768
Net liability for unpaid losses and loss expenses at beginning of year	626,359	557,189	506,906
Provision for net losses and loss expenses for claims incurred in the current year	608,900	551,918	472,709
Change in provision for estimated net losses and loss expenses for claims incurred in prior years	(44,821)	(31,208)	(12,945)
Total incurred	564,079	520,710	459,764
Net losses and loss expense payments for claims incurred during:
The current year	302,272	269,317	236,984
Prior years	218,304	182,223	172,497
Total paid	520,576	451,540	409,481
Net liability for unpaid losses and loss expenses at end of year	669,862	626,359	557,189
Plus reinsurance recoverable	451,184	451,261	404,818
Gross liability for unpaid losses and loss expenses at end of year	$1,121,046	$1,077,620	$962,007

The following table sets forth the development of the liability for net unpaid losses and loss expenses of our insurance subsidiaries from 2012 to 2022. Loss data in the table includes business Atlantic States received from the underwriting pool.

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

The “Net liability re-estimated as of” portion of the table shows the re-estimated amount of the previously recorded liability based on experience for each succeeding year. The estimate increases or decreases as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 2012 liability has developed a deficiency after ten years because we expect the re-estimated net losses and loss expenses to be $24.7 million more than the estimated liability we initially established in 2012 of $250.9 million.

The “Cumulative deficiency (excess)” shows the cumulative deficiency or excess at December 31, 2022 of the liability estimate shown on the top line of the corresponding column. A deficiency in liability means that the liability established in prior years was less than the amount of actual payments and currently re-estimated remaining unpaid liability. An excess in liability means that the liability established in prior years exceeded the amount of actual payments and currently re-estimated unpaid liability remaining.

The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 2012 column indicates that at December 31, 2022 payments equal to $268.4 million of the currently re-estimated ultimate liability for net losses and loss expenses of $275.6 million had been made.

Index
	Year Ended December 31,
(in thousands)	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Net liability at end of year for unpaid losses and loss expenses	$250,936	$265,605	$292,301	$322,054	$347,518	$383,401	$475,398	$506,906	$557,189	$626,359	$669,862
Net liability re- estimated as of:
One year later	261,294	280,074	299,501	325,043	354,139	419,032	462,466	493,961	525,981	581,538
Two years later	268,877	281,782	299,919	329,115	375,741	413,535	450,862	479,927	498,724
Three years later	270,473	281,666	304,855	338,118	376,060	404,902	440,168	463,441
Four years later	270,794	284,429	307,840	339,228	372,230	398,560	432,027
Five years later	271,954	285,130	310,354	338,020	370,960	396,695
Six years later	272,553	287,439	310,380	338,200	372,346
Seven years later	274,111	287,063	311,594	339,625
Eight years later	274,472	288,298	313,354
Nine years later	275,385	289,066
Ten years later	275,638
Cumulative deficiency (excess)	24,702	23,461	21,053	17,571	24,828	13,294	(43,371)	(43,465)	(58,465)	(44,821)
Cumulative amount of liability paid through:
One year later	$126,677	$131,766	$131,779	$149,746	$163,005	$175,883	$195,956	$172,497	$182,223	$218,304
Two years later	191,208	194,169	206,637	228,506	250,678	276,331	275,993	276,069	297,860
Three years later	225,956	233,371	251,654	274,235	306,338	317,447	335,310	343,912
Four years later	245,094	255,451	274,248	300,715	324,628	342,583	371,231
Five years later	254,502	265,841	287,178	309,630	337,946	362,061
Six years later	259,437	272,431	292,327	315,105	349,496
Seven years later	263,386	275,357	295,106	321,777
Eight years later	265,026	277,315	300,306
Nine years later	266,433	279,928
Ten years later	268,446

	Year Ended December 31,
(in thousands)	2014	2015	2016	2017	2018	2019	2020	2021	2022
Gross liability at end of year	$538,258	$578,205	$606,665	$676,672	$814,665	$869,674	$962,007	$1,077,620	$1,121,046
Reinsurance recoverable	245,957	256,151	259,147	293,271	339,266	362,768	404,818	451,261	451,184
Net liability at end of year	292,301	322,054	347,518	383,401	475,398	506,906	557,189	626,359	669,862
Gross re-estimated liability	564,561	594,072	628,241	679,800	755,701	792,676	872,833	933,712
Re-estimated recoverable	251,207	254,447	255,895	283,105	323,674	329,235	374,109	352,174
Net re-estimated liability	313,354	339,625	372,346	396,695	432,027	463,441	498,724	581,538
Gross cumulative deficiency (excess)	26,303	15,867	21,576	3,128	(58,964)	(76,998)	(89,174)	(143,908)

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

The external reinsurance our insurance subsidiaries and Donegal Mutual purchased for 2022 included:

•
excess of loss reinsurance, under which Donegal Mutual and our insurance subsidiaries recovered losses over a set retention of $2.0 million ($3.0 million retention for all losses except for workers' compensation for 2023); and

•
catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recovered 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention of $15.0 million up to aggregate losses of $185.0 million per occurrence (over a set retention of $25.0 million up to aggregate losses of $175.0 million per occurrence for 2023).

For property insurance, our insurance subsidiaries had excess of loss reinsurance that provided for coverage of $38.0 million per loss over a set retention of $2.0 million ($37.0 million per loss over a set retention of $3.0 million for 2023). For liability insurance, our insurance subsidiaries had excess of loss reinsurance that provided for coverage of $73.0 million per occurrence over a set retention of $2.0 million ($72.0 million per occurrence over a set retention of $3.0 million for 2023). For workers’ compensation insurance, our insurance subsidiaries had excess of loss reinsurance that provided for coverage of $18.0 million on any one life over a set retention of $2.0 million (no change for 2023).

Our insurance subsidiaries and Donegal Mutual also purchased facultative reinsurance to cover certain exposures, including property exposures that exceeded the limits provided by their respective treaty reinsurance.

Investments

At December 31, 2022, 100.0% of all debt securities our insurance subsidiaries held had an investment-grade rating. The investment portfolios of our insurance subsidiaries did not contain any mortgage loans or any non-performing assets at December 31, 2022.

The following table shows the composition of the debt securities (at carrying value) in the investment portfolios of our insurance subsidiaries, excluding short-term investments, by rating at December 31, 2022:

(dollars in thousands)	December 31, 2022
Rating(1)	Amount	Percent
U.S. Treasury and U.S. agency securities(2)	$396,191	32.7%
Aaa or AAA	25,010	2.1
Aa or AA	343,138	28.3
A	200,629	16.6
BBB	247,263	20.3
Total	$1,212,231	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.
(2)	Includes mortgage-backed securities of $229.3 million.

Our insurance subsidiaries invest in both taxable and tax-exempt securities as part of their strategy to maximize after-tax income. Tax-exempt securities made up approximately 19.9%, 21.1% and 22.9% of the fixed-maturity securities in the combined investment portfolios of our insurance subsidiaries at December 31, 2022, 2021 and 2020, respectively.

Index
The following table shows the classification of our investments and the investments of our insurance subsidiaries at December 31, 2022, 2021 and 2020 (at carrying value):

	December 31,
	2022		2021		2020
		Percent of		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Fixed maturities(1):
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$103,362	7.9%	$89,268	7.0%	$77,435	6.3%
Obligations of states and political subdivisions	382,097	29.3	371,436	29.1	312,319	25.6
Corporate securities	190,949	14.6	191,147	15.0	173,270	14.2
Mortgage-backed securities	12,031	1.0	16,254	1.2	23,585	1.9
Total held to maturity	688,439	52.8	668,105	52.3	586,609	48.0
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	63,521	4.9	32,185	2.5	47,815	3.9
Obligations of states and political subdivisions	40,156	3.1	57,378	4.5	68,965	5.7
Corporate securities	202,838	15.5	221,611	17.4	212,708	17.4
Mortgage-backed securities	217,277	16.6	221,455	17.3	225,648	18.5
Total available for sale	523,792	40.1	532,629	41.7	555,136	45.5
Total fixed maturities	1,212,231	92.9	1,200,734	94.0	1,141,745	93.5
Equity securities(2)	35,105	2.7	63,420	5.0	58,556	4.8
Short-term investments(3)	57,321	4.4	12,692	1.0	20,901	1.7
Total investments	$1,304,657	100.0%	$1,276,846	100.0%	$1,221,202	100.0%

(1)
We refer to Notes 1 and 4 to our Consolidated Financial Statements. We value those fixed maturities we classify as held to maturity at amortized cost; we value those fixed maturities we classify as available for sale at fair value. The total fair value of fixed maturities we classified as held to maturity was $598.0 million at December 31, 2022, $697.4 million at December 31, 2021 and $632.6 million at December 31, 2020. The amortized cost of fixed maturities we classified as available for sale was $571.9 million at December 31, 2022, $523.3 million at December 31, 2021 and $535.0 million at December 31, 2020.

(2)	We value equity securities at fair value. The total cost of equity securities was $30.8 million at December 31, 2022, $43.3 million at December 31, 2021 and $42.4 million at December 31, 2020
(3)	We value short-term investments at cost, which approximates fair value.

Index
The following table sets forth the maturities (at carrying value) in the fixed maturity portfolio of our insurance subsidiaries at December 31, 2022, 2021 and 2020:

	December 31,
	2022		2021		2020
		Percent of		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Due in(1):
One year or less	$39,094	3.2%	$48,771	4.1%	$73,166	6.4%
Over one year through three years	107,689	8.9	93,100	7.7	85,805	7.5
Over three years through five years	133,068	11.0	120,038	10.0	111,258	9.8
Over five years through ten years	357,114	29.5	362,266	30.2	341,947	30.0
Over ten years through fifteen years	191,118	15.8	165,327	13.8	139,604	12.2
Over fifteen years	154,840	12.7	173,523	14.4	140,732	12.3
Mortgage-backed securities	229,308	18.9	237,709	19.8	249,233	21.8
	$1,212,231	100.0%	$1,200,734	100.0%	$1,141,745	100.0%

(1)
Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As shown above, our insurance subsidiaries held investments in mortgage-backed securities having a carrying value of $229.3 million at December 31, 2022. The mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities between one and 35 years. The stated maturities of these investments limit the exposure of our insurance subsidiaries to extension risk in the event that interest rates rise and prepayments decline. Our insurance subsidiaries perform an analysis of the underlying loans when evaluating a mortgage-backed security for purchase, and they select those securities that they believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.

The following table sets forth the investment results of our insurance subsidiaries for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Invested assets(1)	$1,290,752	$1,249,024	$1,165,878
Investment income(2)	34,016	31,126	29,504
Average yield	2.6%	2.5%	2.5%
Average tax-equivalent yield	2.7	2.6	2.7

(1)	Average of the aggregate invested amounts at the beginning and end of the period.
(2)	Investment income is net of investment expenses and does not include investment gains or losses or provision for income taxes.

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

In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners, or the NAIC, maintains a risk-based capital system, or RBC, for assessing the adequacy of the statutory capital and surplus of insurance companies that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2022, our insurance subsidiaries and Donegal Mutual each exceeded the minimum levels of statutory capital the RBC rules require by a substantial margin.

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

Regulatory requirements, including RBC requirements, may impact our insurance subsidiaries’ ability to pay dividends. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2022. Generally, the maximum amount that one of our insurance subsidiaries may pay to us as ordinary dividends during any year after notice to, but without prior approval of, the insurance commissioner of its domiciliary state is limited to a stated percentage of that subsidiary’s statutory capital and surplus at December 31 of the preceding fiscal year or the net income of that subsidiary for its preceding fiscal year. Our insurance subsidiaries did not pay any dividends to us in 2022. Our insurance subsidiaries paid dividends to us of $5.0 million and $14.0 million in 2021 and 2020, respectively. At December 31, 2022, the amount of ordinary dividends our insurance subsidiaries could pay to us during 2023, without the prior approval of their respective domiciliary insurance commissioners, is shown in the following table.

Name of Insurance Subsidiary	Ordinary Dividend Amount

Atlantic States	$26,357,936
MICO	7,544,187
Peninsula	6,009,019
Southern	6,446,312
Total	$46,357,454

Donegal Mutual Insurance Company

Donegal Mutual organized as a mutual fire insurance company in Pennsylvania in 1889. At December 31, 2022, Donegal Mutual had admitted assets of $726.4 million and policyholders’ surplus of $346.9 million. At December 31, 2022, Donegal Mutual had total liabilities of $379.5 million, including reserves for net losses and loss expenses of $186.5 million and unearned premiums of $70.0 million. Donegal Mutual’s investment portfolio of $466.2 million at December 31, 2022 consisted primarily of investment-grade bonds of $224.9 million and its investment in our Class A common stock and our Class B common stock. At December 31, 2022, Donegal Mutual owned 11,578,470 shares, or approximately 43%, of our Class A common stock, which Donegal Mutual carried on its books at $152.7 million, and 4,708,571 shares, or approximately 84%, of our Class B common stock, which Donegal Mutual carried on its books at $62.1 million. We present Donegal Mutual’s financial information in accordance with SAP as the NAIC Accounting Practices and Procedures Manual requires. Donegal Mutual does not, nor is it required to, prepare financial statements in accordance with GAAP.

Index
Information about Our Executive Officers

The following table sets forth information regarding the executive officers of Donegal Mutual and the Registrant as of the date of this Form 10-K Report:

Name	Age	Position
Kevin G. Burke	57
President and Chief Executive Officer of us since 2015; President and Chief Executive Officer of Donegal Mutual since 2018; Executive Vice President and Chief Operating Officer of Donegal Mutual from 2014 to 2018; Senior Vice President of Human Resources of Donegal Mutual and us from 2005 to 2014; other positions from 2000 to 2005.

Jeffrey D. Miller	58
Executive Vice President and Chief Financial Officer of Donegal Mutual and us since 2014; Senior Vice President and Chief Financial Officer of Donegal Mutual and us from 2005 to 2014; other positions from 1993 to 2005.

Kristi S. Altshuler	42
Senior Vice President and Chief Analytics Officer of us since 2020; Senior Vice President and Chief Analytics Officer of Donegal Mutual since 2019; Director of Willis Towers Watson from 2018 to 2019; Director of Pricing Innovation of USAA from 2014 to 2018; other positions at USAA from 2001 to 2014.

W. Daniel DeLamater	50
Senior Vice President of us since 2022; Senior Vice President and Head of Field Operations & National Accounts of Donegal Mutual since 2022; Senior Vice President of National Accounts for Donegal Mutual from 2020 to 2022; President of Southern Mutual Insurance Company since 2016; other positions at Southern Mutual Insurance Company from 2000 to 2016.

William A. Folmar	64	Senior Vice President of Claims of Donegal Mutual and Senior Vice President of us since 2019; Vice President of Claims of Donegal Mutual from 2010 to 2019; other positions from 1998 to 2010.
Jeffery T. Hay	48
Senior Vice President and Chief Underwriting Officer of Donegal Mutual and Senior Vice President of us since 2021; Senior Director of Willis Towers Watson from 2018 to 2021; Head of Personal Lines Product Management of The Hartford from 2015 to 2018; other positions at The Hartford from 2005 to 2015.

Christina M. Hoffman	48
Senior Vice President and Chief Risk Officer of Donegal Mutual and us since 2019; Senior Vice President of Internal Audit of Donegal Mutual and Senior Vice President of us from 2013 to 2019; Vice President of Internal Audit of Donegal Mutual and Vice President of us from 2009 to 2013.

Matthew T. Hudnall	45
Senior Vice President of Commercial Lines of Donegal Mutual and Senior Vice President of us since 2022; Senior Vice President of Underwriting of Preferred Mutual from 2021 to 2022; Vice President of Small Commercial Underwriting of Hanover Insurance Group from 2016 to 2021; Vice President of Casualty Underwriting at Hanover Insurance Group from 2013 to 2016.

Robert R. Long, Jr.	64	Senior Vice President and General Counsel of Donegal Mutual and us since 2018; Vice President and House Counsel of Donegal Mutual from 2012 to 2018; other positions from 2010 to 2012.
Sanjay Pandey	56	Senior Vice President and Chief Information Officer of Donegal Mutual and us since 2013; other positions from 2000 to 2013.
David W. Sponic	58
Senior Vice President of Personal Lines of Donegal Mutual and Senior Vice President of us since 2022; Vice President of Personal Lines of Donegal Mutual from 2008 to 2022; other positions from 1990 to 2008.

V. Anthony Viozzi	49	Senior Vice President and Chief Investment Officer of Donegal Mutual and us since 2012; Vice President of Investments of Donegal Mutual and us from 2007 to 2012.
Daniel J. Wagner	62	Senior Vice President and Treasurer of Donegal Mutual and us since 2005; other positions from 1987 to 2005.

Index
Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K Report and the documents we incorporate by reference in this Form 10-K Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include certain discussions relating to underwriting, premium and investment income volumes, business strategies, reserves, profitability and business relationships and our other business activities during 2022 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “objective,” “project,” “predict,” “potential,” “goal” and similar expressions. These forward-looking statements reflect our current views about future events and our current assumptions, and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those we anticipate or imply by our forward-looking statements. We cannot control or predict many of the factors that could determine our future financial condition or results of operations. Such factors may include those we describe under “Risk Factors.” The forward-looking statements contained in this Form 10-K Report reflect our views and assumptions only as of the date of this Form 10-K Report. Except as required by law, we do not intend to update, and we assume no responsibility for updating, any forward-looking statements we have made. We qualify all of our forward-looking statements by these cautionary statements.

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

The ability to underwrite and set rates effectively is subject to a number of risks and uncertainties, including those related to:

Index
•	the availability of sufficient, reliable data;

•	the ability to conduct a complete and accurate analysis of available data;

•	the ability to recognize in a timely manner changes in trends and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties generally inherent in estimates and assumptions;

•	the ability to project changes in certain operating expense levels with reasonable certainty;

•	the development, selection and application of appropriate rating formulae or other pricing methodologies;

•	the effective development, governance and appropriate use of modeling tools to assist with correctly and consistently achieving the intended results in underwriting and pricing;

•	the ability to innovate with new pricing strategies and the success of those innovations upon implementation;

•	the ability to secure regulatory approval of premium rates on an adequate and timely basis;

•	the ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	unanticipated changes in our claim settlement practices;

•	changes in driving patterns for auto exposures;

•	changes in weather patterns for property exposures;

•	changes in the medical sector of the economy that impact bodily injury loss costs;

•	changes in new and used car prices, auto repair costs and auto parts prices, including the increasing integration of sophisticated technology-related components;

•	the impact of emerging technologies, including driver assistance technologies and autonomous vehicles, on pricing, insurance coverages and loss costs;

•	the impact of inflation and other factors on the cost and availability of construction materials and labor;

•	the ability to monitor property concentration in catastrophe-prone areas, such as hurricane, earthquake and wind/hail regions; and

•	the general state of the economy in the states in which our insurance subsidiaries operate.

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

Index
The pace of innovation within the insurance industry is rapidly increasing, and our insurance subsidiaries may be unable to effectively implement new technologies and anticipate changes in customer preferences and insurance needs, which could put our insurance subsidiaries at a competitive disadvantage and adversely affect their future profitability.

Innovation, recent technological developments, changing customer demographics and preferences, societal shifts and emerging technologies are greatly impacting the insurance industry. Our insurance subsidiaries compete with much larger insurers that are focused on implementing technology and innovative solutions to select and price risks, enhance the experience of their customers and improve their operations. If our insurance subsidiaries are unable to anticipate changes in customer expectations and keep pace with the technological changes their competitors implement, our insurance subsidiaries may not be able to attract and maintain quality accounts, adequately price risks or operate as efficiently as their competitors. In addition, emerging technologies such as electric and autonomous vehicles, driver-assistance and accident avoidance features on vehicles, sensor technology and other forms of automation may reduce the future need for, or decrease the future pricing of, the insurance products our insurance subsidiaries offer.

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

Index
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

Risks Relating to Us and Our Business

The emergence of COVID-19 has affected the business operations of our insurance subsidiaries and Donegal Mutual, and economic disruption related to COVID-19 or a future pandemic may adversely affect our revenues, profitability, results of operations, cash flows, liquidity and financial condition.

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

•
our insurance subsidiaries and Donegal Mutual may incur an increase in their losses and loss expenses in certain lines of business as a result of a pandemic and related economic disruption, and such losses and loss expenses may exceed the reserves our insurance subsidiaries and Donegal Mutual have established or may establish in the future;

•	our insurance subsidiaries and Donegal Mutual may incur increased costs related to legal disputes over policy coverages or exclusions and their defense against litigation related to a pandemic;

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

•
economic disruption related to a pandemic could result in significant declines in the credit quality of issuers, ratings downgrades or changes in financial market conditions and regulatory changes that might adversely impact the value of the fixed-maturity investments that our insurance subsidiaries own.

Index
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

Our insurance subsidiaries and Donegal Mutual conduct business in 24 states located primarily in the Mid-Atlantic, Midwestern, New England, Southern and Southwestern states. A substantial portion of their business consists of private passenger and commercial automobile, homeowners, commercial multi-peril and workers’ compensation insurance in Pennsylvania, Michigan, Maryland, Delaware, Virginia and Georgia. While our insurance subsidiaries and Donegal Mutual actively manage their respective exposure to catastrophes through their underwriting processes and the purchase of reinsurance, a single catastrophic occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or other condition affecting one or more of the states in which our insurance subsidiaries conduct substantial business could materially adversely affect their business, financial condition and results of operations. Common catastrophic events include hurricanes, earthquakes, tornadoes, wind and hailstorms, fires and wildfires, explosions and severe winter storms.

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

Index
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

Dividends from our insurance subsidiaries are the primary source of funds for the payment of our operating expenses and dividends to our stockholders; however, there are regulatory restrictions and business considerations that may limit the amount of dividends our insurance subsidiaries may pay to us.

As a holding company, we rely primarily on dividends from our insurance subsidiaries as a source of funds to meet our corporate obligations and to pay dividends to our stockholders. The amount of dividends our insurance subsidiaries can pay to us is subject to regulatory restrictions and depends on the amount of surplus our insurance subsidiaries maintain. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that an insurance company may pay without prior regulatory approval. The maximum amount of ordinary dividends that our insurance subsidiaries can pay to us in 2023 without prior regulatory approval is approximately $46.4 million. Other business and regulatory considerations, such as the impact of dividends on surplus that could affect the ratings of our insurance subsidiaries, competitive conditions, RBC requirements, the investment results of our insurance subsidiaries and the amount of premiums that our insurance subsidiaries write could also adversely impact the ability of our insurance subsidiaries to pay dividends to us.

If A.M. Best downgrades the rating it has assigned to Donegal Mutual or any of our insurance subsidiaries, it would adversely affect their competitive position.

Industry ratings are a factor in establishing and maintaining the competitive position of insurance companies. A.M. Best, an industry-accepted source of insurance company financial strength ratings, rates Donegal Mutual and our insurance subsidiaries. A.M. Best ratings provide an independent opinion of an insurance company’s financial health and its ability to meet its obligations to its policyholders. We believe that the financial strength rating of A.M. Best is material to the operations of Donegal Mutual and our insurance subsidiaries. For example, certain lenders require customers to purchase insurance from an insurance carrier that has received an A.M. Best rating that exceeds a certain level. Currently, Donegal Mutual and our insurance subsidiaries each have an A (Excellent) rating from A.M. Best. In March 2022, A.M. Best affirmed its A (Excellent) ratings of Donegal Mutual and our insurance subsidiaries. However, if A.M. Best were to downgrade the rating of Donegal Mutual or any of our insurance subsidiaries, it would adversely affect the competitive position of Donegal Mutual or that insurance subsidiary and make it more difficult for it to market its products and retain its existing policyholders.

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

Index
Donegal Mutual is currently in the midst of a multi-year effort to modernize certain of its key infrastructure and applications systems, and the allocation of related costs to our insurance subsidiaries has resulted in an increase to their expense ratio. These new systems are intended to provide various benefits to the member companies of the Donegal Insurance Group, including streamlined workflows and business processes, service enhancements for their agents and policyholders, opportunities to implement new product models and innovative business solutions, greater utilization of data analytics and operational efficiencies. Our insurance subsidiaries began to issue workers’ compensation policies from the new systems in the second quarter of 2020 and began to issue personal lines policies from the new systems, including a new personal lines agency portal, in the fourth quarter of 2021. Over the next several years, Donegal Mutual expects to implement new systems for the remaining lines of business that the Donegal Insurance Group offers currently, including three commercial lines of business with enhanced straight-through-processing capabilities beginning in the first half of 2023. Even with Donegal Mutual's and our best planning and efforts and the involvement of third-party experts, Donegal Mutual may not complete the implementation of these new systems within its planned timeframes or budget. Further, Donegal Mutual’s information technology systems may not deliver the benefits Donegal Mutual and we expect and may fail to keep pace with our competitors’ information technology systems. As a result, Donegal Mutual and our insurance subsidiaries may not have the ability to grow their business and meet their profitability objectives.

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

Index
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

The investments of our insurance subsidiaries are also subject to risk resulting from interest rate fluctuations. As we experienced when market interest rates increased significantly in 2022, increasing interest rates or a widening in the spread between interest rates available on U.S. Treasury securities and corporate debt or asset-backed securities will typically have an adverse impact on the market values of fixed-rate securities. If interest rates decline, our insurance subsidiaries will generally have a lower overall rate of return on investments of cash their operations generate. In addition, in the event of the call or maturity of investments in a low interest rate environment, our insurance subsidiaries may not be able to reinvest the proceeds in securities with comparable interest rates. Changes in interest rates may reduce both the profitability and the return on the invested capital of our insurance subsidiaries.

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

Our insurance subsidiaries rely on reinsurance agreements to limit their maximum net loss from large single catastrophic risks or excess of loss risks in areas where our insurance subsidiaries may have a concentration of policyholders. Reinsurance also enables our insurance subsidiaries to increase their capacity to write insurance because it has the effect of leveraging the surplus of our insurance subsidiaries. Although the reinsurance our insurance subsidiaries maintain provides that the reinsurer is liable to them for any reinsured losses, the reinsurance agreements do not generally relieve our insurance subsidiaries from their primary liability to their policyholders if the reinsurer fails to pay the reinsurance claims of our insurance subsidiaries. To the extent that a reinsurer is unable to pay losses for which it is liable to our insurance subsidiaries, our insurance subsidiaries remain liable for such losses. At December 31, 2022, our insurance subsidiaries had approximately $148.3 million of reinsurance receivables from third-party reinsurers relating to paid and unpaid losses. Any insolvency or inability of these reinsurers to make timely payments to our insurance subsidiaries under the terms of their reinsurance agreements would adversely affect the results of operations of our insurance subsidiaries.

Michigan law requires MICO to provide certain medical benefits under the personal injury protection, or PIP, coverage of the personal automobile and commercial automobile policies it writes in the state of Michigan. Michigan law also requires MICO to be a member of the Michigan Catastrophic Claims Association, or MCCA, in order to write automobile insurance.  The MCCA receives funding through assessments that its members collect from policyholders in the state and provides reinsurance for PIP claims that exceed a set retention. At December 31, 2022, MICO had approximately $60.7 million of reinsurance receivables from MCCA relating to paid and unpaid losses. The MCCA has generated significant operating deficits in past years. While the MCCA generated an increase in surplus in recent years, the MCCA board approved the return of a significant portion of its accumulated surplus to policyholders in the form of cash refunds in early 2022. Although we currently consider the risk to be remote, should the MCCA be unable to fulfill its payment obligations to MICO in the future, MICO’s financial condition and results of operations could be adversely affected.

Index
In addition, our insurance subsidiaries face a risk of the non-availability of reinsurance or an increase in reinsurance costs that could adversely affect their ability to write business or their results of operations. Market conditions beyond the control of our insurance subsidiaries, such as the amount of surplus in the reinsurance market and the frequency and severity of natural and man-made catastrophes, affect both the availability and the cost of the reinsurance our insurance subsidiaries purchase. If our insurance subsidiaries cannot maintain their current level of reinsurance or purchase new reinsurance protection in amounts that our insurance subsidiaries consider sufficient, our insurance subsidiaries would either have to accept an increase in their net risk retention or reduce their insurance writings, either of which could adversely affect them. For example, due to increased reinsurance pricing and reduced reinsurance market capacity, our insurance subsidiaries increased their net retentions under several of their reinsurance programs for 2023.

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

Our Class A common stock and our Class B common stock have limited liquidity. Reported average daily trading volume for our Class A common stock and our Class B common stock for the year ended December 31, 2022 was approximately 73,246 shares and approximately 1,289 shares, respectively. This limited liquidity could subject our shares of Class A common stock and our shares of Class B common stock to greater price volatility.

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

Our insurance subsidiaries are parties to routine litigation that arises in the ordinary course of their insurance business. We believe that the resolution of these lawsuits will not have a material adverse effect on the financial condition or results of operations of our insurance subsidiaries. However, regardless of outcome, litigation and related matters could have an adverse impact on us and our insurance subsidiaries due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 4.	Mine Safety Disclosures.

Not applicable.

Index
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock and Class B common stock trade on the NASDAQ Global Select Market under the symbols “DGICA” and “DGICB,” respectively.

At the close of business on March 1, 2023, we had approximately 1,792 holders of record of our Class A common stock and approximately 225 holders of record of our Class B common stock.

We declared dividends of $0.66 per share on our Class A common stock and $0.59 per share on our Class B common stock in 2022, compared to $0.64 per share on our Class A common stock and $0.57 per share on our Class B common stock in 2021.

Unregistered Sales of Equity Securities and Use of Proceeds.

Between October 1, 2022 and December 31, 2022, Donegal Mutual purchased shares of our Class A common stock as set forth in the table below:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 October 1-31, 2022	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #2 November 1-30, 2022	Class A – 157,148 Class B – None	Class A – $15.24 Class B – None	Class A – 157,148 Class B – None	(1)

Month #3 December 1-31, 2022	Class A – 102,360 Class B – None	Class A – $14.97 Class B – None	Class A – 102,360 Class B – None	(1)

Total	Class A – 259,508 Class B – None	Class A – $15.13 Class B –None	Class A – 259,508 Class B – None

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

Index
Stock Performance Chart.

The following graph provides an indicator of cumulative total stockholder returns on our Class A common stock and our Class B common stock for the period beginning on December 31, 2017 and ending on December 31, 2022, compared to the Russell 2000 Index and a peer group comprised of six property and casualty insurance companies over the same period.  The peer group consists of Cincinnati Financial Corp., Hanover Insurance Group Inc., Horace Mann Educators Corp., Kemper Corp., Selective Insurance Group Inc. and United Fire Group Inc.  The graph shows the change in value of an initial $100 investment on December 31, 2017, assuming reinvestment of all dividends.

	2017	2018	2019	2020	2021	2022
Donegal Group Inc. Class A	$100.00	$81.96	$92.74	$91.80	$97.30	$101.23
Donegal Group Inc. Class B	100.00	80.44	90.43	87.32	103.58	130.35
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
Peer Group	100.00	105.40	132.70	119.87	140.13	135.46

Research Data Group prepared the foregoing performance graph and data. The performance graph and accompanying data shall not be deemed "filed" as part of this Form 10-K Report for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section and should not be deemed incorporated by reference into any other filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate the performance graph and accompanying data by reference into such filing.

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

At December 31, 2022, Donegal Mutual held approximately 43% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 71% of the combined voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock.

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

Index
In July 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during 2022 or 2021. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through December 31, 2022.

On April 29, 2022, Donegal Mutual disclosed that it will, at its discretion, purchase shares of our Class A common stock and our Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such disclosure did not stipulate a maximum number of shares that may be purchased under this program. During 2022, Donegal Mutual purchased 1,035,778 shares of our Class A common stock and 54,231 shares of our Class B common stock.

In accordance with Section 12b-2 of the Exchange Act, we are no longer a “smaller reporting company” as of December 31, 2022. However, under Item 10(f)(2)(i) of Regulation S-K, we are permitted to avail ourselves of the scaled disclosure requirements available to smaller reporting companies in this Form 10-K Report. Having ceased to be a smaller reporting company, we will no longer be able to avail ourselves of such scaled disclosure beginning with our quarterly report on Form 10-Q for the quarterly period ending March 31, 2023. We have historically not availed ourselves of most aspects of such scaled disclosure and do not expect any material increase in financial or legal expenses for additional disclosure requirements as a result of the change in status.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in 2021 and 2022 due to a number of factors, including supply chain disruption, higher new and used automobile values, increases in the cost of replacement automobile parts and rising labor rates. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of replacement automobile parts and building materials, availability of skilled labor, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items.  To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2022. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $6.7 million.

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

Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $44.8 million, $31.2 million and $12.9 million in 2022, 2021 and 2020, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2022 development represented 7.2% of the December 31, 2021 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile and commercial automobile lines of business for accident years prior to 2022. The majority of the 2022 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2021 development represented 5.6% of the December 31, 2020 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile, workers’ compensation and commercial automobile lines of business for accident years prior to 2021. The majority of the 2021 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2020 development represented 2.6% of the December 31, 2019 net carried reserves and resulted primarily from lower-than-expected severity in the workers’ compensation and personal automobile lines of business, partially offset by higher-than-expected severity in the commercial automobile and commercial multi-peril lines of business, for accident years prior to 2020. The majority of the 2020 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO.

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

Index
Our insurance subsidiaries’ liability for losses and loss expenses by major line of business at December 31, 2022 and 2021 consisted of the following:

	2022	2021
	(in thousands)
Commercial lines:
Automobile	$174,833	$172,302
Workers’ compensation	120,539	122,398
Commercial multi-peril	203,567	168,445
Other	23,071	18,530
Total commercial lines	522,010	481,675

Personal lines:
Automobile	108,715	109,915
Homeowners	28,481	26,169
Other	10,656	8,600
Total personal lines	147,852	144,684

Total commercial and personal lines	669,862	626,359
Plus reinsurance recoverable	451,184	451,261
Total liability for losses and loss expenses	$1,121,046	$1,077,620

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

Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2022	Percentage Change in Equity at December 31, 2022(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2021	Percentage Change in Equity at December 31, 2021(1)
(dollars in thousands)
-10.0%	$602,876	10.9%	$563,723	9.3%
-7.5	619,622	8.2	579,382	7.0
-5.0	636,369	5.5	595,041	4.7
-2.5	653,115	2.7	610,700	2.3
Base	669,862	—	626,359	—
2.5	686,609	-2.7	642,018	-2.3
5.0	703,355	-5.5	657,677	-4.7
7.5	720,102	-8.2	673,336	-7.0
10.0	736,848	-10.9	688,995	-9.3

(1)          Net of income tax effect.

Index
Our insurance subsidiaries base their reserves for unpaid losses and loss expenses on current trends in loss and loss expense development and reflect their best estimates for future amounts needed to pay losses and loss expenses with respect to incurred events currently known to them plus incurred but not reported (“IBNR”) claims. Our insurance subsidiaries develop their reserve estimates based on an assessment of known facts and circumstances, review of historical loss settlement patterns, estimates of trends in claims severity, frequency, legal and regulatory changes and other assumptions. Our insurance subsidiaries consistently apply actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, including consideration of recent case reserve activity. Our insurance subsidiaries use the point estimate their actuaries select. For the year ended December 31, 2022, the actuaries developed a range from a low of $621.6 million to a high of $721.6 million and selected a point estimate of $669.9 million. The actuaries’ range of estimates for commercial lines in 2022 was $486.4 million to $560.5 million, and the actuaries selected a point estimate of $522.0 million. The actuaries’ range of estimates for personal lines in 2022 was $135.2 million to $161.1 million, and the actuaries selected a point estimate of $147.9 million. For the year ended December 31, 2021, the actuaries developed a range from a low of $575.7 million to a high of $681.5 million and selected a point estimate of $626.4 million. The actuaries’ range of estimates for commercial lines in 2021 was $442.8 million to $524.0 million, and the actuaries selected a point estimate of $481.7 million. The actuaries’ range of estimates for personal lines in 2021 was $132.9 million to $157.5 million, and the actuaries selected a point estimate of $144.7 million.

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

The following table presents 2022 and 2021 claim count and payment amount information for workers’ compensation. Workers’ compensation losses primarily consist of indemnity and medical costs for injured workers.

	For the Year Ended December 31,
(dollars in thousands)	2022	2021
Number of claims pending, beginning of period	3,336	2,898
Number of claims reported	6,683	6,883
Number of claims settled or dismissed	6,653	6,445
Number of claims pending, end of period	3,366	3,336

Losses paid	$55,809	$50,664
Loss expenses paid	12,062	10,067

Management Evaluation of Operating Results

Despite challenging insurance market conditions and increasing property and casualty loss severity trends that affected our results in recent years, we believe that our focused business strategy, including our insurance subsidiaries’ ongoing implementation of premium rate increases and refinements to their disciplined underwriting practices, have positioned us well for 2023 and beyond.

Because our insurance subsidiaries do not prepare GAAP financial statements, we evaluate the performance of our commercial lines and personal lines segments utilizing statutory accounting practices (“SAP”), which include financial measures that reflect the growth trends and underwriting results of our insurance subsidiaries.

Index
We use the following financial data to monitor and evaluate our operating results:

	Year Ended December 31,
(in thousands)	2022	2021	2020

Net premiums written:
Commercial lines:
Automobile	$167,774	$161,947	$135,294
Workers’ compensation	111,892	113,256	109,960
Commercial multi-peril	200,045	188,242	147,993
Other	40,086	38,340	32,739
Total commercial lines	519,797	501,785	425,986
Personal lines:
Automobile	181,129	170,578	184,602
Homeowners	120,087	109,974	111,886
Other	22,517	21,930	19,666
Total personal lines	323,733	302,482	316,154
Total net premiums written	$843,530	$804,267	$742,140

Components of combined ratio:
Loss ratio	68.6%	67.1%	62.0%
Expense ratio	34.1	33.3	33.0
Dividend ratio	0.6	0.6	1.0
Combined ratio	103.3%	101.0%	96.0%

Revenues:
Net premiums earned:
Commercial lines	$510,153	$468,433	$412,877
Personal lines	312,337	307,582	329,163
Total net premiums earned	822,490	776,015	742,040
Net investment income	34,016	31,126	29,504
Investment (losses) gains	(10,185)	6,477	2,778
Other	1,900	2,848	3,497
Total revenues	$848,221	$816,466	$777,819

	Year Ended December 31,
(in thousands)	2022	2021	2020

Components of net (loss) income:
Underwriting (loss) income:
Commercial lines	$(22,665)	$(35,174)	$(858)
Personal lines	(13,506)	17,235	31,764
SAP underwriting (loss) income	(36,171)	(17,939)	30,906
GAAP adjustments	8,667	9,945	(959)
GAAP underwriting (loss) income	(27,504)	(7,994)	29,947
Net investment income	34,016	31,126	29,504
Investment (losses) gains	(10,185)	6,477	2,778
Other	35	730	1,043
(Loss) income before income tax (benefit) expense	(3,638)	30,339	63,272
Income tax (benefit) expense	(1,679)	5,085	10,457
Net (loss) income	$(1,959)	$25,254	$52,815

Index
Non-GAAP Information

We prepare our consolidated financial statements on the basis of GAAP. Our insurance subsidiaries prepare financial statements based on SAP. SAP financial measures are considered non-GAAP financial measures under applicable SEC rules because the SAP financial measures include or exclude certain items that the most comparable GAAP financial measures do not ordinarily include or exclude. Our calculation of non-GAAP financial measures may differ from similar measures other companies use. As a result, investors should exercise caution when comparing our non-GAAP financial measures to the non-GAAP financial measures other companies use. The SAP financial measures we utilize are net premiums written and statutory combined ratio.

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

The following table provides a reconciliation of our net premiums earned to our net premiums written for 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

Net premiums earned	$822,489,450	$776,015,201	$742,040,339
Change in net unearned premiums	21,039,149	28,251,308	99,554
Net premiums written	$843,528,599	$804,266,509	$742,139,893

The increase in the change in net unearned premiums for 2021 compared to 2020 primarily reflects the inclusion of the business of the Mountain States Insurance Group in the underwriting pool beginning with policies effective in 2021.

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

Index
The following table presents comparative details with respect to our GAAP and statutory combined ratios for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	60.9%	61.3%	55.1%
Loss ratio (weather-related)	7.7	5.8	6.9
Expense ratio	34.1	33.3	33.0
Dividend ratio	0.6	0.6	1.0
Combined ratio	103.3%	101.0%	96.0%

Statutory Combined Ratios
Commercial lines:
Automobile	98.0%	108.6%	112.7%
Workers’ compensation	97.3	94.6	86.3
Commercial multi-peril	116.9	114.1	98.4
Other	80.8	77.5	74.0
Total commercial lines	103.7	104.9	97.8
Personal lines:
Automobile	103.8	94.4	91.3
Homeowners	111.0	102.9	97.2
Other	52.1	49.3	74.9
Total personal lines	102.8	94.4	92.4
Total commercial and personal lines	103.3	100.8	95.4

Index
Results of Operations

YEAR ENDED DECEMBER 31, 2022 COMPARED TO YEAR ENDED DECEMBER 31, 2021

Net Premiums Earned

Our insurance subsidiaries’ net premiums earned increased to $822.5 million for 2022, an increase of $46.5 million, or 6.0%, compared to 2021, primarily reflecting solid premium retention and renewal premium increases. Our insurance subsidiaries earn premiums and recognize them as income over the terms of the policies they issue. Such terms are generally one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the same period one year earlier.

Net Premiums Written

Our insurance subsidiaries’ 2022 net premiums written increased 4.9% to $843.5 million, compared to $804.3 million for 2021. Commercial lines net premiums written increased $18.0 million, or 3.6%, for 2022 compared to 2021. We attribute the increase in commercial lines net premiums written primarily to modest new business writings, strong premium retention and a continuation of renewal premium increases in lines other than workers’ compensation, offset partially by planned attrition in regions we have targeted for profit improvement. Personal lines net premiums written increased $21.3 million, or 7.0%, for 2022 compared to 2021. We attribute the increase in personal lines net premiums written primarily to renewal premium increases, strong policy retention and new business writings in certain states where we have introduced an updated suite of products.

Index
Investment Income

For 2022, our net investment income increased 9.3% to $34.0 million, compared to $31.1 million for 2021, due primarily to higher average reinvestment yields and higher average invested assets for 2022 compared to 2021.

Net Investment (Losses) Gains

Our net investment losses for 2022 were $10.2 million.  Our net investment gains for 2021 were $6.5 million. The net investment (losses) gains for 2022 and 2021 were primarily related to (decreases) increases in unrealized (losses) gains within our equity securities portfolio. We did not recognize any impairment losses during 2022 or 2021.

Losses and Loss Expenses

Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 68.6% for 2022, compared to 67.1% for 2021. Our insurance subsidiaries’ commercial lines loss ratio decreased to 67.1% for 2022, compared to 68.6% for 2021. This decrease resulted primarily from the commercial automobile loss ratio decreasing to 64.2% for 2022, compared to 75.0% for 2021. The personal lines loss ratio increased to 71.0% for 2022, compared to 64.8% for 2021. The personal automobile loss ratio increased to 72.1% for 2022, compared to 65.6% for 2021, primarily due to an increase in automobile claim severity due to the ongoing impact of supply chain disruption and labor shortages on the costs of repair and replacement vehicles. The homeowners loss ratio increased to 76.1% for 2022, compared to 69.6% for 2021, primarily due to increased average claim severity due to the ongoing impact of supply chain disruption and labor shortages on repair and replacement costs for homes. Our insurance subsidiaries experienced favorable loss reserve development of approximately $44.8 million, or 5.4 percentage points of the loss ratio, during 2022 in their reserves for prior accident years, compared to approximately $31.2 million, or 4.0 percentage points of the loss ratio, during 2021. The favorable loss reserve development in 2022 resulted primarily from lower-than-expected loss emergence in the personal automobile and commercial automobile lines of business for accident years prior to 2022. Weather-related losses of $63.5 million, or 7.7 percentage points of the loss ratio, for 2022 increased from $45.3 million, or 5.8 percentage points of the loss ratio, for 2021, with the increase primarily impacting the commercial multi-peril line of business. Large fire losses, which we define as individual fire losses in excess of $50,000, were $53.5 million, or 6.5 percentage points of the loss ratio, for 2022, compared to $45.6 million, or 5.9 percentage points of the loss ratio, for 2021. The increase was related to increased average claim severity of both commercial property and home fires in 2022 compared to 2021, which we attribute in part to inflationary repair cost increases.

Underwriting Expenses

Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition and other underwriting expenses to premiums earned, was 34.1% for 2022, compared to 33.3% for 2021. We attribute the modest increase to higher technology system-related expenses for 2022 compared to 2021, offset somewhat by lower commercial growth incentive costs for our agents and decreased underwriting-based incentive costs for our employees for 2022 compared to 2021. The increase in technology systems-related expenses for 2022 was primarily due to an increased allocation of costs from Donegal Mutual to our insurance subsidiaries following the successful implementation of the second phase of our ongoing systems modernization project in August 2021.

Index
Policyholder Dividends

Our insurance subsidiaries pay policyholder dividends primarily on workers' compensation policies on a sliding scale based on the profitability of a given policy.

Combined Ratio

Our insurance subsidiaries’ combined ratio was 103.3% and 101.0% for 2022 and 2021, respectively. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. We attribute the increase in our combined ratio primarily to the increase in the loss ratio.

Interest Expense

Our interest expense for 2022 decreased to $620,558, compared to $895,605 for 2021. We attribute the decrease to lower average borrowings under our lines of credit during 2022 compared to 2021.

Index
Income Taxes

Our income tax benefit was $1.7 million for 2022, compared to income tax expense of $5.1 million for 2021. Our effective tax rate for 2021 was 16.8%.

Net (Loss) Income and (Loss) Earnings Per Share

Our net loss for 2022 was $2.0 million, or $.06 per share of Class A common stock and $.07 per share of Class B common stock, compared to net income for 2021 of $25.3 million, or $0.83 per share of Class A common stock on a diluted basis and $0.74 per share of Class B common stock. We had 27.1 million and 25.8 million Class A shares outstanding at December 31, 2022 and 2021, respectively.  We had 5.6 million Class B shares outstanding for both periods. There are no outstanding securities that dilute our shares of Class B common stock.

Book Value Per Share

Our stockholders’ equity decreased by $47.4 million during 2022, primarily due to $45.4 million of after-tax unrealized losses within our available-for-sale fixed-maturity portfolio, resulting in a decrease in our book value per share to $14.79 at December 31, 2022, compared to $16.95 a year earlier.

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

Index
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

Index
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

We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The pooling agreement with Donegal Mutual historically has been cash flow positive because of the profitability of the underwriting pool. Because we settle the pool monthly, our cash flows are substantially similar to the cash flows that would result from the underwriting of direct business. We maintain a high degree of liquidity in our investment portfolio in the form of marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective. This laddering approach provides an additional measure of liquidity to meet our obligations and the obligations of our insurance subsidiaries should an unexpected variation occur in the future. Net cash flows provided by operating activities in 2022, 2021 and 2020 were $67.1 million, $76.7 million and $101.1 million, respectively.

At December 31, 2022, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%. At December 31, 2022, Atlantic States had a $35.0 million outstanding advance with the FHLB of Pittsburgh that carries a fixed interest rate of 1.74% and is due in August 2024. In March 2020, Atlantic States issued $50.0 million of debt to the FHLB of Pittsburgh in exchange for a cash advance in the same amount for contingent liquidity funding in light of uncertainty surrounding the economic impact of the COVID-19 pandemic. Atlantic States repaid this advance when it became due in March 2021. In September 2021, upon receipt of approval from the Michigan Department of Insurance and Financial Services, MICO repaid in full the $5.0 million surplus note held previously by Donegal Mutual, along with accrued interest of $178,082. We discuss in Note 9 – Borrowings our estimate of the timing of the amounts payable for the borrowings under our lines of credit based on their contractual maturities.

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

Index
The cash dividends we declared to our stockholders totaled $20.9 million, $19.6 million and $17.3 million in 2022, 2021 and 2020, respectively. There are no regulatory restrictions on our payment of dividends to our stockholders, although there are restrictions under applicable state laws on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which their payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including the RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2022. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2023 are approximately $26.4 million from Atlantic States, $6.5 million from Southern, $6.0 million from Peninsula and $7.5 million from MICO, or a total of approximately $46.4 million.

Investments

At December 31, 2022 and 2021, our investment portfolio of primarily investment-grade bonds, common stock, short-term investments and cash totaled $1.3 billion, representing 58.2% and 59.2%, respectively, of our total assets. See “Business - Investments” for more information.

	December 31,
	2022		2021
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Fixed maturities:
Total held to maturity	$688,439	52.8%	$668,105	52.3%
Total available for sale	523,792	40.1	532,629	41.7
Total fixed maturities	1,212,231	92.9	1,200,734	94.0
Equity securities	35,105	2.7	63,420	5.0
Short-term investments	57,321	4.4	12,692	1.0
Total investments	$1,304,657	100.0%	$1,276,846	100.0%

The carrying value of our fixed maturity investments represented 92.9% and 94.0% of our total invested assets at December 31, 2022 and 2021, respectively.

Our fixed maturity investments consisted of high-quality marketable bonds, of which 100.0% were rated at investment-grade levels at December 31, 2022 and 2021, respectively.

At December 31, 2022, the net unrealized loss on our available-for-sale fixed maturity investments, net of deferred taxes, amounted to $38.0 million, compared to a net unrealized gain of $7.4 million at December 31, 2021.

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

Index
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

Impact of New Accounting Standards

In September 2016, the FASB issued guidance that amends previous guidance on the impairment of financial instruments by adding an impairment model that requires an entity to recognize expected credit losses as an allowance rather than impairments as credit losses are incurred. The intent of this guidance is to reduce complexity and result in a more timely recognition of expected credit losses. In November 2019, the FASB issued guidance that delays the effective date for “smaller reporting companies,” as defined in Item 10(f)(1) of Regulation S-K, to annual and interim reporting periods beginning after December 15, 2022 from December 15, 2019. We are a smaller reporting company and our adoption of this guidance on January 1, 2023 will result in an after-tax adjustment to retained earnings estimated between $1.5 million and $2.5 million. We do not expect the adoption of this guidance to have a significant impact on our results of operations or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Index
Principal cash flows and related weighted-average interest rates by stated maturity dates for the financial instruments we held at December 31, 2022 that are sensitive to interest rates are as follows:

(in thousands)	Principal Cash Flows	Weighted-Average Interest Rate
Fixed-maturity and short-term investments:
2023	$96,897	3.54%
2024	46,799	3.98
2025	63,851	4.00
2026	70,116	4.00
2027	73,460	3.83
Thereafter	967,145	3.04
Total	$1,318,268
Fair value	$1,179,158
Debt:
2024	$35,000	1.74%
Total	$35,000
Fair value	$35,000

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

Index
Donegal Group Inc.
Consolidated Balance Sheets

	December 31,
	2022	2021
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (fair value $598,044,681 and $697,400,964)	$688,439,360	$668,104,568
Available for sale, at fair value (amortized cost $571,912,727 and $523,293,046)	523,791,931	532,629,015
Equity securities, at fair value	35,104,840	63,419,973
Short-term investments, at cost, which approximates fair value	57,321,111	12,692,341
Total investments	1,304,657,242	1,276,845,897
Cash	25,123,332	57,709,375
Accrued investment income	8,861,292	8,214,971
Premiums receivable	173,846,294	168,862,580
Reinsurance receivable	456,522,223	455,411,009
Deferred policy acquisition costs	73,170,230	68,028,373
Deferred tax asset, net	21,603,017	6,685,619
Prepaid reinsurance premiums	160,591,399	176,935,842
Property and equipment, net	2,755,105	2,956,930
Accounts receivable - securities	1,842	2,252
Federal income taxes recoverable	8,510,897	5,290,938
Receivable from Michigan Catastrophic Claims Association	—	18,112,800
Due from affiliate	—	1,922,717
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,123,098	1,612,732
Total assets	$2,243,349,335	$2,255,175,399

Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$1,121,045,758	$1,077,620,301
Unearned premiums	577,653,130	572,958,422
Accrued expenses	4,226,390	4,028,659
Reinsurance balances payable	3,495,824	3,946,105
Borrowings under lines of credit	35,000,000	35,000,000
Cash dividends declared to stockholders	5,296,990	4,915,268
Cash refunds due to Michigan policyholders	—	18,112,800
Due to affiliate	5,173,289	—
Other	7,864,942	7,557,757
Total liabilities	1,759,756,323	1,724,139,312
Stockholders’ Equity
Preferred stock, $0.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $0.01 par value, authorized 50,000,000 shares, issued 30,120,263 and 28,756,203 shares and outstanding 27,117,675 and 25,753,615 shares	301,203	287,562
Class B common stock, $0.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	325,601,647	304,889,481
Accumulated other comprehensive (loss) income	(41,703,747)	3,283,551
Retained earnings	240,563,774	263,745,358
Treasury stock, at cost	(41,226,357)	(41,226,357)
Total stockholders’ equity	483,593,012	531,036,087
Total liabilities and stockholders’ equity	$2,243,349,335	$2,255,175,399

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

	Years Ended December 31,
	2022	2021	2020
Statements of (Loss) Income
Revenues
Net premiums earned (includes affiliated reinsurance of $232,105,306, $212,591,341 and $192,861,276 - see note 3)	$822,489,450	$776,015,201	$742,040,339
Investment income, net of investment expenses	34,016,112	31,125,631	29,504,466
Installment payment fees	1,516,330	2,416,873	3,063,097
Lease income	383,451	430,800	434,089
Net investment (losses) gains (includes ($979,972), $382,602 and $572,106 accumulated other comprehensive income reclassification)	(10,184,797)	6,477,286	2,777,919
Total revenues	848,220,546	816,465,791	777,819,910
Expenses
Net losses and loss expenses (includes affiliated reinsurance of $177,849,040, $131,367,599 and $87,374,791 - see note 3)	564,078,993	520,709,542	459,764,293
Amortization of deferred policy acquisition costs	142,430,000	128,733,000	119,072,000
Other underwriting expenses	137,923,739	129,367,893	125,862,651
Policyholder dividends	5,560,407	5,198,515	7,394,310
Interest	620,558	895,605	1,196,406
Other, net	1,244,948	1,222,728	1,257,747
Total expenses	851,858,645	786,127,283	714,547,407
(Loss) income before income tax (benefit) expense	(3,638,099)	30,338,508	63,272,503
Income tax (benefit) expense (includes ($205,794), $80,346 and $120,142 income tax (benefit) expense from reclassification items)	(1,678,694)	5,084,334	10,457,251
Net (loss) income	$(1,959,405)	$25,254,174	$52,815,252
Basic (loss) earnings per common share:
Class A common stock	$(0.06)	$0.83	$1.84
Class B common stock	$(0.07)	$0.74	$1.65
Diluted (loss) earnings per common share:
Class A common stock	$(0.06)	$0.83	$1.83
Class B common stock	$(0.07)	$0.74	$1.65
Statements of Comprehensive (Loss) Income
Net (loss) income	$(1,959,405)	$25,254,174	$52,815,252
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during the period, net of income tax (benefit) expense of ($12,164,443), ($2,008,078) and $2,944,892	(45,761,476)	(7,544,805)	11,078,406
Reclassification adjustment for losses (gains) included in net (loss) income, net of income tax (benefit) expense of ($205,794), $80,346 and $120,142	774,178	(302,256)	(451,964)
Other comprehensive (loss) income	(44,987,298)	(7,847,061)	10,626,442
Comprehensive (loss) income	$(46,946,703)	$17,407,113	$63,441,694

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, January 1, 2020	26,203,935	5,649,240	$262,040	$56,492	$268,151,601	$504,170	$223,267,573	$(41,226,357)	$451,015,519
Issuance of common stock (stock compensation plans)	153,233		1,532		2,057,504				2,059,036
Stock-based compensation	1,294,606		12,946		18,582,085				18,595,031
Net income							52,815,252		52,815,252
Cash dividends							(17,337,160)		(17,337,160)
Grant of stock options					358,377		(358,377)		—
Other comprehensive income						10,626,442			10,626,442
Balance, December 31, 2020	27,651,774	5,649,240	$276,518	$56,492	$289,149,567	$11,130,612	$258,387,288	$(41,226,357)	$517,774,120
Issuance of common stock (stock compensation plans)	157,783		1,578		2,161,142				2,162,720
Stock-based compensation	946,646		9,466		13,260,855				13,270,321
Net income							25,254,174		25,254,174
Cash dividends							(19,578,187)		(19,578,187)
Grant of stock options					317,917		(317,917)		—
Other comprehensive loss						(7,847,061)			(7,847,061)
Balance, December 31, 2021	28,756,203	5,649,240	$287,562	$56,492	$304,889,481	$3,283,551	$263,745,358	$(41,226,357)	$531,036,087
Issuance of common stock (stock compensation plans)	161,254		1,613		2,122,277				2,123,890
Stock-based compensation	1,202,806		12,028		18,252,148				18,264,176
Net loss							(1,959,405)		(1,959,405)
Cash dividends							(20,884,438)		(20,884,438)
Grant of stock options					337,741		(337,741)		—
Other comprehensive loss						(44,987,298)			(44,987,298)
Balance, December 31, 2022	30,120,263	5,649,240	$301,203	$56,492	$325,601,647	$(41,703,747)	$240,563,774	$(41,226,357)	$483,593,012

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(1,959,405)	$25,254,174	$52,815,252
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	4,841,559	5,837,809	6,721,621
Net investment losses (gains)	10,184,797	(6,477,286)	(2,777,919)
Changes in Assets and Liabilities:
Losses and loss expenses	43,425,457	115,612,864	92,333,588
Unearned premiums	4,694,708	35,768,824	27,042,113
Accrued expenses	197,731	(25,086,539)	661,454
Premiums receivable	(4,983,714)	733,752	(3,863,383)
Deferred policy acquisition costs	(5,141,857)	(8,871,415)	127,901
Deferred income taxes	(2,958,735)	1,095,306	6,448
Reinsurance receivable	(1,111,214)	(46,502,159)	(41,887,382)
Accrued investment income	(646,321)	(278,092)	(870,850)
Amounts due to affiliate	7,096,006	(12,216,212)	224,324
Reinsurance balances payable	(450,281)	712,582	1,117,439
Prepaid reinsurance premiums	16,344,443	(7,517,509)	(26,942,566)
Current income taxes	(3,219,959)	(2,201,569)	(3,174,200)
Other, net	796,805	867,438	(399,440)
Net adjustments	69,069,425	51,477,794	48,319,148
Net cash provided by operating activities	67,110,020	76,731,968	101,134,400
Cash Flows from Investing Activities:
Purchases of fixed maturities:
Held to maturity	(74,902,605)	(125,630,220)	(157,048,527)
Available for sale	(151,994,462)	(163,593,018)	(176,500,255)
Purchases of equity securities	(15,862,888)	(25,354,790)	(6,964,092)
Sales of fixed maturities:
Available for sale	24,381,244	6,281,963	22,172,930
Maturity of fixed maturities:
Held to maturity	53,747,886	44,211,076	47,448,424
Available for sale	75,759,806	165,867,395	172,084,542
Sales of equity securities	34,973,196	26,585,663	6,091,288
Net sales (purchases) of property and equipment	28,290	1,224,806	(89,702)
Net (purchases) sales of short-term investments	(44,628,770)	8,207,814	(6,869,933)
Net cash used in investing activities	(98,498,303)	(62,199,311)	(99,675,325)
Cash Flows from Financing Activities:
Issuance of common stock	19,304,956	14,181,702	19,292,324
Cash dividends paid	(20,502,716)	(19,099,220)	(16,976,093)
Payments on subordinated debentures	—	(5,000,000)	—
Payments on lines of credit	—	(50,000,000)	—
Borrowings under lines of credit	—	—	50,000,000
Net cash (used in) provided by financing activities	(1,197,760)	(59,917,518)	52,316,231
Net (decrease) increase in cash	(32,586,043)	(45,384,861)	53,775,306
Cash at beginning of year	57,709,375	103,094,236	49,318,930
Cash at end of year	$25,123,332	$57,709,375	$103,094,236

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

At December 31, 2022, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At December 31, 2022, Donegal Mutual held approximately 43% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 71% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Index
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

Index
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in 2021 and 2022 due to a number of factors, including supply chain disruption, higher new and used automobile values, increases in the cost of replacement automobile parts and rising labor rates. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of replacement automobile parts and building materials, availability of skilled labor, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items.  To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded.

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

Index
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

In 2022, 2021 and 2020, we realized $360,452, $438,850 and $302,901, respectively, in tax benefits upon the exercise of stock options.

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

2 - Impact of New Accounting Standards

In September 2016, the FASB issued guidance that amends previous guidance on the impairment of financial instruments by adding an impairment model that requires an entity to recognize expected credit losses as an allowance rather than impairments as credit losses are incurred. The intent of this guidance is to reduce complexity and result in a more timely recognition of expected credit losses. In November 2019, the FASB issued guidance that delays the effective date for “smaller reporting companies,” as defined in Item 10(f)(1) of Regulation S-K, to annual and interim reporting periods beginning after December 15, 2022 from December 15, 2019. We are a smaller reporting company and our adoption of this guidance on January 1, 2023 will result in an after-tax adjustment to retained earnings estimated between $1.5 million and $2.5 million. We do not expect the adoption of this guidance to have a significant impact on our results of operations or cash flows.

Index
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

The following amounts represent reinsurance Atlantic States ceded to the pool during 2022, 2021 and 2020:

	2022	2021	2020
Premiums earned	$314,321,443	$305,729,418	$266,400,636
Losses and loss expenses	202,228,589	222,737,225	181,205,743
Prepaid reinsurance premiums	154,472,615	152,323,262	146,387,565
Liability for losses and loss expenses	277,641,902	274,033,812	232,540,607

The following amounts represent reinsurance Atlantic States assumed from the pool during 2022, 2021 and 2020:

	2022	2021	2020
Premiums earned	$578,216,706	$573,891,394	$514,172,448
Losses and loss expenses	395,794,813	383,455,320	309,315,497
Unearned premiums	280,031,908	289,976,879	262,004,199
Liability for losses and loss expenses	496,849,769	455,564,733	377,530,215

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

Index
The following amounts represent reinsurance ceded to Donegal Mutual pursuant to these quota-share reinsurance agreements during 2022, 2021 and 2020:

	2022	2021	2020
Premiums earned	$17,989,939	$37,996,474	$39,315,398
Losses and loss expenses	5,194,974	20,037,608	15,471,037
Prepaid reinsurance premiums	—	18,548,821	17,155,909
Liability for losses and loss expenses	22,642,908	36,659,853	35,306,627

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

The following amounts represent reinsurance that our insurance subsidiaries ceded to Donegal Mutual pursuant to these reinsurance agreements during 2022, 2021 and 2020:

	2022	2021	2020
Premiums earned	$13,800,018	$17,574,161	$15,595,138
Losses and loss expenses	10,517,709	9,309,624	25,259,527
Liability for losses and loss expenses	1,271,006	1,658,057	3,812,339

The following amounts represent the effect of affiliated reinsurance transactions on net premiums our insurance subsidiaries earned during 2022, 2021 and 2020:

	2022	2021	2020
Assumed	$578,216,706	$573,891,394	$514,172,448
Ceded	(346,111,400)	(361,300,053)	(321,311,172)
Net	$232,105,306	$212,591,341	$192,861,276

The following amounts represent the effect of affiliated reinsurance transactions on net losses and loss expenses our insurance subsidiaries incurred during 2022, 2021 and 2020:

	2022	2021	2020
Assumed	$395,790,312	$383,452,056	$309,311,098
Ceded	(217,941,272)	(252,084,457)	(221,936,307)
Net	$177,849,040	$131,367,599	$87,374,791

b. Expense Sharing

Donegal Mutual provides facilities, management and other services to us and our insurance subsidiaries. In addition, Donegal Mutual purchases and maintains the information technology systems that support the business of Donegal Mutual and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Atlantic States and Donegal Mutual in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for allocated costs of services Donegal Mutual provides on their behalf based on their proportion of the total direct premiums written of the Donegal Insurance Group and other metrics. Donegal Mutual allocates costs related to its development and maintenance of information technology systems over the estimated useful life of those systems (generally five years) and charges a proportionate share of those costs to our insurance subsidiaries based on their percentage of the total net premiums written of the Donegal Insurance Group. Allocated expenses from Donegal Mutual for services it provided to our insurance subsidiaries totaled $199,177,393, $186,568,897 and $153,941,121 for 2022, 2021 and 2020, respectively. To enhance process efficiencies, Donegal Mutual paid certain expenses directly in 2022 and 2021 that our insurance subsidiaries paid directly in 2020, resulting in higher allocations of expenses from Donegal Mutual to our insurance subsidiaries and lower direct expense payments by our insurance subsidiaries in 2022 and 2021 compared to 2020.

Index
Donegal Mutual is currently in the midst of a multi-year effort to modernize certain of its key technology infrastructure and application systems. Donegal Mutual placed the first and second releases of new systems into service in 2020 and 2021, respectively. Donegal Mutual allocated $7.6 million, $5.1 million and $2.8 million of related costs to our insurance subsidiaries in 2022, 2021 and 2020, respectively. Donegal Mutual will allocate to our insurance subsidiaries their proportionate share of the remaining $25.7 million of its costs for the first and second releases over the next four years. Donegal Mutual incurred an additional $18.1 million of deferred costs related to releases under development that were not yet ready for their intended use at December 31, 2022.

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

Index
4 - Investments

The amortized cost and estimated fair values of our fixed maturities at December 31, 2022 and 2021 are as follows:

	2022
Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$103,362,028	$856	$10,566,154	$92,796,730
Obligations of states and political subdivisions	382,097,461	1,809,879	60,494,134	323,413,206
Corporate securities	190,948,922	—	20,510,543	170,438,379
Mortgage-backed securities	12,030,949	—	634,583	11,396,366
Totals	$688,439,360	$1,810,735	$92,205,414	$598,044,681

	2022
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$68,537,456	$108,683	$5,124,827	$63,521,312
Obligations of states and political subdivisions	45,448,157	33,994	5,326,367	40,155,784
Corporate securities	218,040,945	8,315	15,211,215	202,838,045
Mortgage-backed securities	239,886,169	155,278	22,764,657	217,276,790
Totals	$571,912,727	$306,270	$48,427,066	$523,791,931

Index
	2021
Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$89,267,988	$1,922,976	$1,015,040	$90,175,924
Obligations of states and political subdivisions	371,435,776	17,856,745	948,113	388,344,408
Corporate securities	191,147,051	11,576,693	772,809	201,950,935
Mortgage-backed securities	16,253,753	675,944	—	16,929,697
Totals	$668,104,568	$32,032,358	$2,735,962	$697,400,964

	2021
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$32,501,080	$144,377	$460,831	$32,184,626
Obligations of states and political subdivisions	55,458,687	2,002,035	82,631	57,378,091
Corporate securities	215,668,644	6,817,036	874,405	221,611,275
Mortgage-backed securities	219,664,635	3,000,806	1,210,418	221,455,023
Totals	$523,293,046	$11,964,254	$2,628,285	$532,629,015

At December 31, 2022, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $240.7 million and an amortized cost of $283.5 million. Our holdings also included special revenue bonds with an aggregate fair value of $122.9 million and an amortized cost of $144.0 million. With respect to both categories of bonds, we held no securities of any issuer that comprised more than 10% of that category at December 31, 2022. Education bonds and water and sewer utility bonds represented 48% and 35%, respectively, of our total investments in special revenue bonds based on their carrying values at December 31, 2022. Many of the issuers of the special revenue bonds we held at December 31, 2022 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

We have segregated within accumulated other comprehensive income the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity.  We are amortizing this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $510,819, $897,073 and $1.4 million in other comprehensive income in 2022, 2021 and 2020, respectively. At December 31, 2022 and 2021, net unrealized losses of $4.7 million and $5.2 million, respectively, remained within accumulated other comprehensive (loss) income.

Index
We set forth below the amortized cost and estimated fair value of fixed maturities at December 31, 2022 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$24,608,278	$24,736,944
Due after one year through five years	86,581,717	83,910,606
Due after five years through ten years	245,818,039	218,039,676
Due after ten years	319,400,377	259,961,089
Mortgage-backed securities	12,030,949	11,396,366
Total held to maturity	$688,439,360	$598,044,681
Available for sale
Due in one year or less	$14,601,260	$14,485,681
Due after one year through five years	163,170,354	154,175,256
Due after five years through ten years	123,462,268	111,296,437
Due after ten years	30,792,676	26,557,767
Mortgage-backed securities	239,886,169	217,276,790
Total available for sale	$571,912,727	$523,791,931

The cost and estimated fair values of our equity securities at December 31, 2022 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value

Equity securities	$30,770,633	$5,666,467	$1,332,260	$35,104,840

The cost and estimated fair values of our equity securities at December 31, 2021 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value

Equity securities	$43,262,577	$20,413,667	$256,271	$63,419,973

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2022 and 2021 amounted to $9,473,047 and $8,852,886, respectively.

We derived net investment income, consisting primarily of interest and dividends, from the following sources:
	2022	2021	2020
Fixed maturities	$34,945,437	$32,343,878	$30,750,231
Equity securities	897,429	1,437,948	1,386,343
Short-term investments	817,428	321,117	427,392
Other	29,250	29,250	29,250
Investment income	36,689,544	34,132,193	32,593,216
Investment expenses	(2,673,432)	(3,006,562)	(3,088,750)
Net investment income	$34,016,112	$31,125,631	$29,504,466

Index
We present below gross gains and losses from investments and the change in the difference between fair value and cost of investments:

	2022	2021	2020
Gross realized gains:
Fixed maturities	$1,149,761	$676,724	$818,350
Equity securities	1,765,923	1,430,465	106,075
Real estate	477,287	—	—
	3,392,971	2,107,189	924,425
Gross realized losses:
Fixed maturities	2,129,736	294,126	246,243
Equity securities	4,113,526	462,335	3,555,304
	6,243,262	756,461	3,801,547
Net realized (losses) gains	(2,850,291)	1,350,728	(2,877,122)
Gross unrealized gains on equity securities	258,532	5,627,949	8,426,806
Gross unrealized losses on equity securities	(7,593,038)	(501,391)	(2,771,765)
Net investment (losses) gains	$(10,184,797)	$6,477,286	$2,777,919

Change in difference between fair value and cost of investments:
Fixed maturities	$(177,147,840)	$(27,576,934)	$33,876,212
Equity securities	15,823,189	4,010,973	4,088,003
Totals	$(161,324,651)	$(23,565,961)	$37,964,215

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2022 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$90,245,322	$5,326,954	$47,237,638	$10,364,027
Obligations of states and political subdivisions	261,464,427	49,327,324	47,945,038	16,493,177
Corporate securities	298,706,256	22,272,711	72,959,284	13,449,047
Mortgage-backed securities	143,885,626	10,940,722	69,878,986	12,458,518
Totals	$794,301,631	$87,867,711	$238,020,946	$52,764,769

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2021 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$27,691,051	$412,055	$28,426,248	$1,063,816
Obligations of states and political subdivisions	56,654,480	899,139	7,090,499	131,605
Corporate securities	92,736,747	1,609,931	1,462,717	37,283
Mortgage-backed securities	90,006,234	1,128,197	2,361,232	82,221
Totals	$267,088,512	$4,049,322	$39,340,696	$1,314,925

Index
We make estimates concerning the valuation of our investments and the recognition of other-than-temporary declines in the value of our investments. For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to a debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize an impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we consider the impairment to be other than temporary. We then recognize the amount of the impairment loss related to the credit loss in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, company or geographic events that have negatively impacted the value of a security and rating agency downgrades. We held 882 debt securities that were in an unrealized loss position at December 31, 2022. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We did not recognize any impairment losses in 2022, 2021 or 2020. We had no sales or transfers from our held to maturity portfolio in 2022, 2021 or 2020. We had no derivative instruments or hedging activities during 2022, 2021 or 2020.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that we could realize if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. The pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to determine if the estimates we obtain are representative of fair values based upon the general knowledge of the market of our investment personnel, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security type and recent trading activity. Our investment personnel review documentation with respect to the pricing services’ pricing methodology that they obtain periodically to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At December 31, 2022, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at December 31, 2022, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

Index
We present our cash and short-term investments at estimated fair value. The carrying values in our balance sheet for premium receivables, reinsurance receivables related to paid losses and loss expenses and reinsurance balances payable approximate their fair values. The carrying amounts reported in the balance sheet for our borrowings under lines of credit approximate their fair values. We classify these items as Level 3.

We evaluate our assets and liabilities on a regular basis to determine the appropriate level at which to classify them for each reporting period. Based on our review of the methodology and summary of inputs the pricing services use, we have concluded that our Level 1 and Level 2 investments were classified properly at December 31, 2022 and 2021.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2022:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$63,521,312	$—	$63,521,312	$—
Obligations of states and political subdivisions	40,155,784	—	40,155,784	—
Corporate securities	202,838,045	—	202,838,045	—
Mortgage-backed securities	217,276,790	—	217,276,790	—
Equity securities	35,104,840	32,820,452	2,284,388	—
Total investments in the fair value hierarchy	$558,896,771	$32,820,452	$526,076,319	$—

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2021:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$32,184,626	$—	$32,184,626	$—
Obligations of states and political subdivisions	57,378,091	—	57,378,091	—
Corporate securities	221,611,275	—	221,611,275	—
Mortgage-backed securities	221,455,023	—	221,455,023	—
Equity securities	63,419,973	61,130,385	2,289,588	—
Total investments in the fair value hierarchy	$596,048,988	$61,130,385	$534,918,603	$—

Index
6 - Deferred Policy Acquisition Costs

Changes in our insurance subsidiaries’ deferred policy acquisition costs are as follows:

	2022	2021	2020
Balance, January 1	$68,028,373	$59,156,958	$59,284,859
Acquisition costs deferred	147,571,857	137,604,415	118,944,099
Amortization charged to earnings	(142,430,000)	(128,733,000)	(119,072,000)
Balance, December 31	$73,170,230	$68,028,373	$59,156,958

Index
7 - Property and Equipment

Property and equipment at December 31, 2022 and 2021 consisted of the following:

	2022	2021	Estimated Useful Life
Office equipment	$8,245,030	$8,382,877	3-15 years
Automobiles	42,794	322,703	5 years
Real estate	2,575,207	2,575,207	5-50 years
Software	1,386,936	1,386,936	5 years
	12,249,967	12,667,723
Accumulated depreciation	(9,494,862)	(9,710,793)
	$2,755,105	$2,956,930

Depreciation expense for 2022, 2021 and 2020 amounted to $173,535, $208,641 and $257,397, respectively.

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

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	2022	2021	2020
Balance at January 1	$1,077,620,301	$962,007,437	$869,673,849
Less reinsurance recoverable	(451,261,306)	(404,818,480)	(362,768,427)
Net balance at January 1	626,358,995	557,188,957	506,905,422
Incurred related to:
Current year	608,900,206	551,917,571	472,709,060
Prior years	(44,821,213)	(31,208,029)	(12,944,767)
Total incurred	564,078,993	520,709,542	459,764,293
Paid related to:
Current year	302,272,322	269,316,762	236,984,291
Prior years	218,304,130	182,222,742	172,496,467
Total paid	520,576,452	451,539,504	409,480,758
Net balance at December 31	669,861,536	626,358,995	557,188,957
Plus reinsurance recoverable	451,184,222	451,261,306	404,818,480
Balance at December 31	$1,121,045,758	$1,077,620,301	$962,007,437

Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $44.8 million, $31.2 million and $12.9 million in 2022, 2021 and 2020, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2022 development represented 7.2% of the December 31, 2021 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile and commercial automobile lines of business for accident years prior to 2022. The majority of the 2022 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2021 development represented 5.6% of the December 31, 2020 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile, workers’ compensation and commercial automobile lines of business for accident years prior to 2021. The majority of the 2021 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2020 development represented 2.6% of the December 31, 2019 net carried reserves and resulted primarily from lower-than-expected severity in the workers’ compensation and personal automobile lines of business, partially offset by higher-than-expected severity in the commercial automobile and commercial multi-peril lines of business, for accident years prior to 2020. The majority of the 2020 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, our insurance subsidiaries’ IBNR reserves include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during 2022.

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

Index
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

The following tables present information about incurred and paid claims development as of December 31, 2022, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves plus expected development on reported claims that our insurance subsidiaries included within their net incurred claims amounts. The tables include unaudited information about incurred and paid claims development for the years ended December 31, 2013 through 2021, which we present as supplementary information.

Index
Personal Automobile											At December 31, 2022
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2013	$124,965	$130,737	$131,594	$132,643	$132,604	$132,934	$132,853	$132,690	$132,787	$132,735	$51	66
2014		124,426	124,806	124,210	126,200	126,779	126,734	126,861	126,977	127,108	65	71
2015			137,569	139,333	139,181	142,493	142,408	142,073	142,010	141,965	135	70
2016				150,216	153,937	157,516	157,943	156,935	156,436	156,227	522	73
2017					166,690	127,728	175,939	174,784	173,730	173,032	901	79
2018						186,580	183,358	181,558	180,787	179,732	1,695	81
2019							161,056	157,689	156,300	154,805	2,559	68
2020								111,483	103,585	100,339	3,324	43
2021									119,364	118,752	6,432	47
2022										126,203	19,934	48
									Total	$1,410,898

Personal Automobile
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Unaudited
(in thousands)
2013	$84,241	$109,051	$120,118	$125,946	$130,026	$131,326	$131,642	$132,215	$132,300	$132,420
2014		85,377	104,736	114,893	120,491	123,815	124,926	125,619	125,762	126,701
2015			93,611	116,303	128,395	135,027	139,121	140,028	140,892	141,172
2016				102,433	129,507	143,321	151,159	153,521	154,769	155,521
2017					111,964	142,372	159,879	166,099	169,190	170,895
2018						115,585	150,175	163,036	169,651	173,922
2019							103,101	127,187	141,004	146,667
2020								66,084	81,783	89,736
2021									76,477	93,998
2022										83,616
									Total	1,314,648
			All outstanding liabilities before 2013, net of reinsurance							913
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$97,163

Index
Homeowners											At December 31, 2022
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2013	$50,887	$51,121	$51,122	$50,874	$50,988	$50,971	$51,008	$51,064	$51,053	$51,021	$—	13
2014		56,916	58,378	57,680	57,332	57,288	57,402	57,367	57,371	57,353	—	17
2015			63,359	63,925	63,053	63,071	63,099	62,993	63,043	63,036	10	14
2016				62,443	64,064	63,735	63,355	63,279	63,409	63,472	35	12
2017					79,283	79,911	79,305	79,247	79,065	78,815	62	17
2018						81,965	83,385	82,905	82,566	82,058	230	18
2019							73,294	73,554	73,234	72,168	457	16
2020								61,633	62,718	61,595	835	14
2021									67,677	66,996	1,455	11
2022										82,433	7,556	9
									Total	$678,947

Homeowners
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Unaudited
(in thousands)
2013	$40,949	$49,410	$50,210	$50,478	$51,043	$50,902	$50,967	$50,965	$50,955	$50,923
2014		45,823	56,255	56,990	57,195	56,995	57,243	57,336	57,339	57,318
2015			51,885	61,542	62,204	62,590	62,844	62,943	62,936	62,938
2016				50,125	61,145	62,760	63,144	63,162	63,217	63,266
2017					67,077	77,663	78,006	78,127	78,454	78,528
2018						70,385	79,892	80,905	81,464	81,568
2019							58,074	69,145	70,416	70,884
2020								51,226	60,348	60,809
2021									52,161	63,920
2022										63,107
									Total	653,261
			All outstanding liabilities before 2013, net of reinsurance							219
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$25,905

Index
Commercial Automobile											At December 31, 2022
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2013	$32,902	$33,749	$34,751	$35,240	$36,404	$36,435	$36,569	$36,181	$36,165	$36,133	$27	8
2014		42,760	44,544	47,326	48,213	49,284	49,168	49,308	49,291	49,285	33	11
2015			46,526	48,323	51,412	54,259	54,517	54,619	53,793	53,477	74	12
2016				54,302	57,353	65,905	67,127	66,894	66,085	65,922	179	13
2017					61,484	67,927	67,697	67,249	65,310	64,631	205	14
2018						79,307	81,396	82,313	83,043	82,226	860	15
2019							88,864	91,245	90,290	86,140	3,066	16
2020								90,367	87,766	85,016	5,973	14
2021									109,824	99,231	16,504	14
2022										115,287	38,312	14
									Total	$737,348

Commercial Automobile
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Unaudited
(in thousands)
2013	$16,306	$23,557	$26,879	$31,053	$34,083	$36,004	$36,106	$36,092	$36,087	$36,081
2014		22,707	31,089	39,436	44,374	47,290	48,418	48,603	48,714	48,757
2015			23,875	35,342	41,678	48,261	51,605	51,992	52,728	53,052
2016				27,033	38,237	48,837	57,237	60,485	64,421	65,076
2017					28,707	40,213	49,703	57,128	59,889	62,187
2018						33,862	47,941	57,451	69,487	74,421
2019							36,948	53,026	63,575	72,139
2020								31,884	46,459	60,665
2021									39,851	56,101
2022										46,242
									Total	574,721
			All outstanding liabilities before 2013, net of reinsurance							56
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$162,683

Index
Commercial Multi-Peril											At December 31, 2022
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2013	$35,683	$35,679	$37,292	$37,205	$37,981	$37,365	$37,453	$37,495	$37,630	$37,598	$—	6
2014		48,204	50,135	51,843	52,336	53,294	53,116	52,926	52,933	53,502	—	7
2015			42,070	43,874	44,728	45,104	45,873	45,366	45,420	45,595	—	6
2016				43,005	46,988	48,267	48,871	48,732	48,823	48,802	137	6
2017					56,185	56,043	56,517	54,812	55,076	54,244	208	7
2018						66,265	66,470	67,749	67,810	65,911	1,632	7
2019							71,865	73,836	76,326	75,821	4,491	7
2020								83,195	79,910	76,490	8,388	8
2021									116,827	117,574	22,939	7
2022										142,395	44,828	6
									Total	$717,932

Commercial Multi-Peril
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Unaudited
(in thousands)
2013	$19,875	$26,216	$29,159	$33,614	$35,104	$36,321	$37,333	$37,436	$37,488	$37,575
2014		27,920	35,520	40,936	47,021	50,017	51,615	52,103	52,252	52,875
2015			21,837	29,419	34,323	39,162	42,849	44,090	44,439	44,764
2016				19,660	29,402	34,612	41,193	43,435	44,944	47,432
2017					27,399	36,926	42,691	46,361	49,488	51,494
2018						30,597	42,296	48,050	54,913	59,118
2019							28,210	41,266	47,522	55,951
2020								34,729	46,193	52,646
2021									46,768	69,735
2022										57,641
									Total	529,231
			All outstanding liabilities before 2013, net of reinsurance							699
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$189,400

Index
Workers’ Compensation											At December 31, 2022
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2013	$46,325	$47,027	$44,289	$42,828	$42,327	$42,555	$42,651	$42,341	$42,427	$43,059	$1	6
2014		51,508	51,553	49,288	48,537	47,540	47,693	47,849	47,620	47,794	14	6
2015			53,332	49,615	45,991	44,986	43,006	42,597	42,225	42,043	240	5
2016				58,814	49,802	47,883	44,969	44,098	43,559	43,484	561	5
2017					60,450	56,351	52,687	51,464	49,557	48,802	1,105	5
2018						62,197	55,291	52,514	47,912	47,007	1,470	6
2019							60,998	59,624	57,728	56,480	1,897	6
2020								57,172	57,850	57,384	2,990	5
2021									67,035	65,530	6,505	6
2022										67,046	21,062	6
									Total	$518,629
Workers’ Compensation
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	Unaudited
(in thousands)
2013	$13,052	$26,043	$32,783	$36,351	$38,877	$39,617	$40,361	$40,827	$41,209	$41,599
2014		13,932	28,513	36,284	40,393	42,465	43,866	44,403	44,671	45,314
2015			13,071	27,531	34,192	36,929	37,936	38,596	39,096	39,478
2016				14,709	30,344	37,178	40,570	41,208	41,543	41,809
2017					15,581	31,990	39,684	42,954	44,242	45,174
2018						17,644	31,928	37,072	41,611	43,279
2019							16,939	33,009	41,740	47,121
2020								14,591	32,817	44,089
2021									20,931	42,633
2022										18,643
									Total	409,139
			All outstanding liabilities before 2013, net of reinsurance							4,843
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$114,333

Index
The following table presents a reconciliation of the net incurred and paid claims development tables to the liability for claims and claims adjustment expenses in our consolidated balance sheet:

At December 31,
(in thousands)	2022
Net outstanding liabilities:
Personal automobile	$97,163
Homeowners	25,905
Commercial automobile	162,683
Commercial multi-peril	189,400
Workers’ compensation	114,333
Other	30,510
619,994

Reinsurance recoverable:
Personal automobile	$104,349
Homeowners	14,712
Commercial automobile	101,574
Commercial multi-peril	108,853
Workers’ compensation	90,454
Other	7,808
427,750
Unallocated loss adjustment expenses	$73,302
Gross liability for unpaid losses and loss expenses	$1,121,046

The following table presents supplementary information about average historical claims duration as of December 31, 2022:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Personal automobile	65.4%	16.7%	8.5%	4.2%	2.4%	0.9%	0.5%	0.2%	0.4%	0.1%
Homeowners	81.0	15.6	1.3	0.5	0.3	0.1	0.1	—	—	—
Commercial automobile	42.3	18.1	13.7	11.8	6.0	3.6	0.8	0.3	—	—
Commercial multi-peril	45.3	17.2	9.4	10.8	5.7	3.1	2.4	0.4	0.7	0.2
Workers’ compensation	30.9	32.0	15.7	8.2	3.4	1.8	1.2	0.9	1.1	0.9

9 - Borrowings

Lines of Credit

In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At December 31, 2022, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%.

Index
Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a fixed-rate cash advance of $35.0 million that was outstanding at December 31, 2022. The cash advance carries a fixed interest rate of 1.74% and is due in August 2024. In March 2020, Atlantic States issued $50.0 million of debt to the FHLB of Pittsburgh in exchange for a cash advance in the same amount that carried a fixed interest rate of 0.83%. Atlantic States obtained this contingent liquidity funding in light of uncertainty surrounding the economic impact of the COVID-19 pandemic. Atlantic States repaid this advance when it became due in March 2021. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at December 31, 2022.

FHLB stock purchased and owned as part of the agreement	$1,573,300
Collateral pledged, at par (carrying value $42,471,534)	46,378,384
Borrowing capacity currently available	4,620,984

Subordinated Debentures

In September 2021, upon receipt of approval from the Michigan Department of Insurance and Financial Services, MICO repaid in full the $5.0 million surplus note held previously by Donegal Mutual, along with accrued interest of $178,082.

10 - Reinsurance

Unaffiliated Reinsurers

Our insurance subsidiaries and Donegal Mutual participate in a consolidated third-party reinsurance program, for which the coverage and parameters are common to all of our insurance subsidiaries and Donegal Mutual. The program utilizes several different reinsurers, all of which have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance Donegal Mutual and our insurance subsidiaries had in place for 2022:

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

As many as 29 reinsurers provided coverage for 2022 on any one treaty with no reinsurer taking more than 17.5% of any one treaty. The amount of coverage provided under each of these types of reinsurance depended upon the amount, nature, size and location of the risks being reinsured.

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

Index
Our insurance subsidiaries and Donegal Mutual also purchased facultative reinsurance to cover certain exposures, including property exposures in excess of the covered limits of their respective treaty reinsurance.

The following amounts represent ceded reinsurance transactions with unaffiliated reinsurers during 2022, 2021 and 2020:

	2022	2021	2020
Premiums written	$37,002,702	$38,173,733	$34,165,635
Premiums earned	36,947,675	37,984,833	35,358,765
Losses and loss expenses	31,096,016	29,999,528	9,835,268
Prepaid reinsurance premiums	6,118,784	6,063,759	5,874,859
Liability for losses and loss expenses	149,628,406	138,909,584	133,158,907

Total Reinsurance

The following amounts represent total ceded reinsurance transactions with both affiliated and unaffiliated reinsurers during 2022, 2021 and 2020:

	2022	2021	2020
Premiums earned	$383,059,075	$399,284,886	$356,669,937
Losses and loss expenses	249,037,288	282,083,985	231,771,575
Prepaid reinsurance premiums	160,591,399	176,935,842	169,418,333
Liability for losses and loss expenses	451,184,222	451,261,306	404,818,480

The following amounts represent the effect of reinsurance on premiums written for 2022, 2021 and 2020:

	2022	2021	2020
Direct	$641,971,207	$609,204,706	$586,681,839
Assumed	568,272,026	601,864,198	539,070,557
Ceded	(366,714,634)	(406,802,395)	(383,612,503)
Net premiums written	$843,528,599	$804,266,509	$742,139,893

The following amounts represent the effect of reinsurance on premiums earned for 2022, 2021 and 2020:

	2022	2021	2020
Direct	$627,331,528	$601,408,581	$584,537,580
Assumed	578,216,997	573,891,506	514,172,696
Ceded	(383,059,075)	(399,284,886)	(356,669,937)
Net premiums earned	$822,489,450	$776,015,201	$742,040,339
Percentage of assumed premiums earned to net premiums earned	70.3%	74.0%	69.3%

11 - Income Taxes

Our provision for income tax (benefit) expense for 2022, 2021 and 2020 consisted of the following:

	2022	2021	2020
Current federal income tax	$1,280,041	$3,998,431	$10,450,803
Deferred federal income tax	(2,958,735)	1,085,903	6,448
Income tax (benefit) expense	$(1,678,694)	$5,084,334	$10,457,251

Index
Our effective tax rate is different from the amount computed at the statutory federal rate of 21%. The reasons for such difference and the related tax effects are as follows:

	2022	2021	2020
(Loss) income before income tax (benefit) expense	$(3,638,099)	$30,338,508	$63,272,503
Computed “expected” taxes	(764,001)	6,371,087	13,287,226
Tax-exempt interest	(1,446,102)	(1,491,154)	(1,468,806)
Proration	384,944	401,717	395,663
Dividends received deduction	(93,675)	(115,713)	(113,845)
Net operating loss carryback	—	—	(1,640,084)
Tax benefit on exercise of options	(360,452)	(438,850)	(302,901)
Other, net	600,592	357,247	299,998
Income tax (benefit) expense	$(1,678,694)	$5,084,334	$10,457,251

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Unearned premium	$17,560,126	$16,674,502
Loss reserves	9,712,582	9,568,677
Net unrealized losses	11,088,307	—
Net operating loss carryforward	—	25,174
Net state operating loss carryforward - DGI Parent	8,068,185	7,865,563
Other	1,472,110	1,859,687
Total gross deferred tax assets	47,901,310	35,993,603
Less valuation allowance	(8,068,185)	(7,865,563)
Net deferred tax assets	39,833,125	28,128,040
Deferred tax liabilities:
Deferred policy acquisition costs	15,365,749	14,285,958
Loss reserve transition adjustment	856,267	1,148,529
Other	2,008,092	6,007,934
Total gross deferred tax liabilities	18,230,108	21,442,421
Net deferred tax asset	$21,603,017	$6,685,619

Our income tax expense for 2020 included a $1.6 million income tax benefit related to the carryback of 2018 net operating losses to past tax years with higher statutory income tax rates than are currently in effect, as allowed under the Coronavirus Aid, Relief and Economic Security Act that was enacted in March 2020.

We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of a deferred tax asset. At December 31, 2022 and 2021, we established a valuation allowance of $8.1 million and $7.9 million, respectively, for our net state operating loss carryforward. We determined that we were not required to establish a valuation allowance for the other net deferred tax assets of $39.8 million and $28.1 million at December 31, 2022 and 2021, respectively, since it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and our implementation of tax-planning strategies.

Tax years 2016 through 2022 remained open for examination by tax authorities at December 31, 2022. Federal income taxes recoverable at December 31, 2022 and 2021 included refunds of $2.3 million due to us for tax years prior to 2021.

Index
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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during 2022, 2021 or 2020. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through December 31, 2022.

 At December 31, 2022 and 2021, our treasury stock consisted of 3,002,588 and 72,465 shares of Class A common stock and Class B common stock, respectively.

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

Since 1996, we have maintained an Equity Incentive Plan for Directors. During 2019, we adopted a plan that made 500,000 shares of Class A common stock available for issuance to our directors and the directors of our subsidiaries and affiliates. We may make awards in the form of stock options. The plan also provides for the issuance of 500 shares of restricted stock on the first business day of January in each year to each of our directors and each director of Donegal Mutual who does not serve as one of our directors. We issued 8,500 shares of restricted stock on January 4, 2022 under our director plan. We issued 10,000 shares of restricted stock on January 4, 2021 under our director plan. We issued 8,500 shares of restricted stock on January 2, 2020 under our director plan.

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

Index
The weighted-average grant date fair value of options we granted during 2022 was $1.48. We calculated this fair value based upon a risk-free interest rate of 3.91%, an expected life of three years, an expected volatility of 22% and an expected dividend yield of 5%.

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

We charged compensation expense for our stock compensation plans against income before income taxes of $818,853, $965,701 and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, with a corresponding income tax benefit of $171,959, $202,797 and $229,698. At December 31, 2022 and 2021, our total unrecognized compensation cost related to non-vested share-based compensation granted under our stock compensation plans was $1.7 million and $1.5 million, respectively. We expect to recognize this cost over a weighted average period of 2.1 years.

During 2022, we received cash from option exercises under all stock compensation plans of $17.4 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $360,452 for 2022. During 2021, we received cash from option exercises under all stock compensation plans of $12.3 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $438,850 for 2021. During 2020, we received cash from option exercises under all stock compensation plans of $17.5 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $302,901 for 2020.

Index
Information regarding activity in our stock option plans follows:

	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2019	10,435,990	$15.09
Granted - 2020	935,099	14.45
Exercised - 2020	(1,294,606)	13.52
Forfeited - 2020	(303,908)	15.23
Expired - 2020	(78,223)	13.64
Outstanding at December 31, 2020	9,694,352	15.24
Granted - 2021	906,500	14.39
Exercised - 2021	(946,646)	13.00
Forfeited - 2021	(404,664)	15.69
Expired - 2021	(1,139,816)	16.40
Outstanding at December 31, 2021	8,109,726	15.22
Granted - 2022	956,600	14.08
Exercised - 2022	(1,202,806)	14.50
Forfeited - 2022	(545,618)	15.35
Expired - 2022	(935,723)	16.81
Outstanding at December 31, 2022	6,382,179	$14.94
Exercisable at:
December 31, 2020	7,786,934	$15.42
December 31, 2021	6,297,849	$15.43
December 31, 2022	4,627,630	$15.21

Shares available for future option grants at December 31, 2022 totaled 1.4 million shares under all plans.

The following table summarizes information about stock options outstanding at December 31, 2022:

Grant Date	Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life	Number of Options Exercisable
December 19, 2013	15.90	1,492,596	1.0 years	1,492,596
December 18, 2014	15.80	979,839	2.0 years	979,839
December 20, 2018	13.69	497,470	1.0 years	497,470
December 19, 2019	14.98	868,050	2.0 years	868,050
December 17, 2020	14.43	755,424	3.0 years	503,611
January 4, 2021	14.07	10,000	3.0 years	6,667
December 16, 2021	14.39	825,200	4.0 years	275,064
February 9, 2022	14.15	3,000	4.1 years	1,000
April 18, 2022	13.28	10,000	4.3 years	3,333
December 15, 2022	14.09	940,600	5.0 years	—
	Total	6,382,179		4,627,630

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

Index
A summary of plan activity follows:

	Shares Issued
	Price	Shares
January 1, 2020	12.28	20,424
July 1, 2020	12.09	22,662
January 1, 2021	11.96	23,336
July 1, 2021	11.88	24,619
January 1, 2022	12.15	24,907
July 1, 2022	11.56	23,454

On January 1, 2023, we issued 26,545 shares at a price of $12.07 per share under this plan.

Agency Stock Purchase Plan

Since 1996, we have maintained an Agency Stock Purchase Plan. During 2018, we adopted a plan that made 350,000 shares of our Class A common stock available for issuance to agents of our insurance subsidiaries and Donegal Mutual. During 2021, we amended the 2018 plan to make 400,000 shares of our Class A common stock available for issuance. The 2018 plan expired in 2021. During 2021, we adopted a new plan that made 500,000 shares of our Class A common stock available for issuance to agents of our insurance subsidiaries and Donegal Mutual. The plan permits an agent to invest up to $12,000 per subscription period (April 1 to September 30 and October 1 to March 31 of each year) under various methods. We issue stock at the end of each subscription period at a price equal to 90% of the average market price during the last ten trading days of each subscription period. During 2022, 2021 and 2020, we issued 104,393, 99,828 and 101,647 shares, respectively, under this plan. The expense we recognized under this plan was not material.

14 - Statutory Net Income, Capital and Surplus and Dividend Restrictions

The following table presents selected information, as filed with state insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities:

Index
	2022	2021	2020
Atlantic States:
Statutory capital and surplus	$263,579,356	$278,883,189	$279,796,696
Statutory unassigned surplus	158,056,862	174,073,348	175,777,393
Statutory net (loss) income	(3,124,687)	(7,417,845)	20,735,871
Southern:
Statutory capital and surplus	64,463,124	64,238,221	57,142,228
Statutory unassigned surplus	7,523,951	7,330,382	300,409
Statutory net (loss) income	(410,561)	6,927,576	4,350,677
Peninsula:
Statutory capital and surplus	52,234,684	47,867,789	49,285,069
Statutory unassigned surplus	33,925,484	29,558,589	30,975,869
Statutory net income	4,192,697	3,536,404	10,955,796
MICO:
Statutory capital and surplus	75,441,871	75,197,207	72,183,575
Statutory unassigned surplus	53,422,483	53,201,571	45,247,698
Statutory net (loss) income	(233,391)	7,704,417	12,240,173

Our principal source of cash for payment of dividends is dividends from our insurance subsidiaries. State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements that may further impact their ability to pay dividends. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2022 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2023 are approximately $26.4 million from Atlantic States, $6.5 million from Southern, $6.0 million from Peninsula and $7.5 million from MICO, or a total of approximately $46.4 million.

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

Index
Reconciliations of statutory net income and capital and surplus, as determined using SAP, to the net (loss) income and stockholders’ equity amounts included in the accompanying consolidated financial statements are as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory net income of insurance subsidiaries	$424,058	$10,750,552	$48,282,517
Increases (decreases):
Deferred policy acquisition costs	5,141,857	8,871,415	(127,901)
Deferred federal income taxes	2,958,735	(1,085,903)	(6,448)
Salvage and subrogation recoverable	5,195,800	2,551,800	713,400
Consolidating eliminations and adjustments	(14,791,466)	(18,769)	(9,516,984)
Parent-only net (loss) income	(888,389)	4,185,079	13,470,668
Net (loss) income	$(1,959,405)	$25,254,174	$52,815,252

	December 31,
	2022	2021	2020
Statutory capital and surplus of insurance subsidiaries	$455,719,035	$466,186,406	$458,407,568
Increases (decreases):
Deferred policy acquisition costs	73,170,230	68,028,373	59,156,958
Deferred federal income taxes	(23,794,084)	(21,294,388)	(18,586,428)
Salvage and subrogation recoverable	28,706,200	23,510,400	20,958,600
Non-admitted assets and other adjustments, net	712,623	929,862	1,315,378
Fixed maturities	(49,367,986)	5,958,434	15,309,610
Parent-only equity and other adjustments	(1,553,006)	(12,283,000)	(18,787,566)
Stockholders’ equity	$483,593,012	$531,036,087	$517,774,120

16 - Supplementary Cash Flow Information

The following table reflects net income taxes and interest we paid during 2022, 2021 and 2020:

	2022	2021	2020
Income taxes	$4,500,000	$6,200,000	$12,800,000
Interest	623,947	1,150,211	1,191,800

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

Index
We present below a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our Class A common stock:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Basic (loss) earnings per share:
Numerator:
Allocation of net (loss) income	$(1,571)	$21,131	$43,609
Denominator:
Weighted-average shares outstanding	26,409	25,388	23,707
Basic (loss) earnings per share	$(0.06)	$0.83	$1.84
Diluted (loss) earnings per share:
Numerator:
Allocation of net (loss) income	$(1,571)	$21,131	$43,609
Denominator:
Number of shares used in basic computation	26,409	25,388	23,707
Weighted-average effect of dilutive securities
Add: Director and employee stock options	—	146	180
Number of shares used in per share computations	26,409	25,534	23,887
Diluted (loss) earnings per share	$(0.06)	$0.83	$1.83

We used the following information in the basic and diluted per share computations for our Class B common stock:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Basic and diluted (loss) earnings per share:
Numerator:
Allocation of net (loss) income	$(388)	$4,123	$9,206
Denominator:
Weighted-average shares outstanding	5,577	5,577	5,577
Basic and diluted (loss) earnings per share	$(0.07)	$0.74	$1.65

We did not include any effect of dilutive securities in the computation of diluted loss per share for 2022 because we sustained a net loss for the period.

Index
18 - Condensed Financial Information of Parent Company

Condensed Balance Sheets
(in thousands)

December 31,	2022	2021
Assets
Investment in subsidiaries/affiliates (equity method)	$509,513	$554,804
Short-term investments	7,325	9
Cash	3,288	14,375
Property and equipment	586	716
Other	4,589	2,455
Total assets	$525,301	$572,359

Liabilities and Stockholders’ Equity
Liabilities
Cash dividends declared to stockholders	$5,297	$4,915
Notes payable to subsidiary	35,000	35,000
Other	1,411	1,408
Total liabilities	41,708	41,323
Stockholders’ equity	483,593	531,036
Total liabilities and stockholders’ equity	$525,301	$572,359

Condensed Statements of (Loss) Income and Comprehensive (Loss) Income
(in thousands)

Year Ended December 31,	2022	2021	2020
Statements of (Loss) Income
Revenues
Dividends from subsidiaries	$—	$5,000	$14,000
Realized investment gains	—	—	—
Other	526	481	463
Total revenues	526	5,481	14,463
Expenses
Operating expenses	1,245	1,223	1,258
Interest	787	787	794
Total expenses	2,032	2,010	2,052
(Loss) income before income tax benefit and equity in undistributed net (loss) income of subsidiaries	(1,506)	3,471	12,411
Income tax benefit	(618)	(714)	(1,059)
(Loss) income before equity in undistributed net (loss) income of subsidiaries	(888)	4,185	13,470
Equity in undistributed net (loss) income of subsidiaries	(1,071)	21,069	39,345
Net (loss) income	$(1,959)	$25,254	$52,815
Statements of Comprehensive (Loss) Income
Net (loss) income	$(1,959)	$25,254	$52,815
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain - subsidiaries	(44,988)	(7,847)	10,627
Other comprehensive (loss) income, net of tax	(44,988)	(7,847)	10,627
Comprehensive (loss) income	$(46,947)	$17,407	$63,442

Index
Condensed Statements of Cash Flows
(in thousands)

Year Ended December 31,	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(1,959)	$25,254	$52,815
Adjustments:
Equity in undistributed net loss (income) of subsidiaries	1,071	(21,069)	(39,345)
Other	(1,972)	(536)	(5,615)
Net adjustments	(901)	(21,605)	(44,960)
Net cash (used) provided	(2,860)	3,649	7,855
Cash flows from investing activities:
Net (purchases) sale of short-term investments	(7,316)	—	2,493
Net purchase of property and equipment	—	(13)	(18)
Investment in subsidiaries	(768)	(916)	(1,037)
Other	(28)	—	—
Net cash (used) received	(8,112)	(929)	1,438
Cash flows from financing activities:
Cash dividends paid	(20,503)	(19,099)	(16,976)
Issuance of common stock	20,388	15,433	20,654
Net cash (used) received	(115)	(3,666)	3,678
Net change in cash	(11,087)	(946)	12,971
Cash at beginning of year	14,375	15,321	2,350
Cash at end of year	$3,288	$14,375	$15,321

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

Index
Financial data by segment is as follows:

	2022	2021	2020
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$510,153	$468,433	$412,877
Personal lines	312,337	307,582	329,163
GAAP premiums earned	822,490	776,015	742,040
Net investment income	34,016	31,126	29,504
Investment (losses) gains	(10,185)	6,477	2,778
Other	1,900	2,848	3,497
Total revenues	$848,221	$816,466	$777,819

	2022	2021	2020
	(in thousands)
(Loss) income before income taxes:
Underwriting (loss) income:
Commercial lines	$(22,665)	$(35,174)	$(858)
Personal lines	(13,506)	17,235	31,764
SAP underwriting (loss) income	(36,171)	(17,939)	30,906
GAAP adjustments	8,667	9,945	(959)
GAAP underwriting (loss) income	(27,504)	(7,994)	29,947
Net investment income	34,016	31,126	29,504
Investment (losses) gains	(10,185)	6,477	2,778
Other	35	730	1,043
(Loss) income before income taxes	$(3,638)	$30,339	$63,272

20 - Guaranty Fund and Other Insurance-Related Assessments

Our insurance subsidiaries’ liabilities for guaranty fund and other insurance-related assessments were $1.9 million and $1.7 million at December 31, 2022 and 2021, respectively. These liabilities included $663,883 and $602,523 related to surcharges collected by our insurance subsidiaries on behalf of regulatory authorities for 2022 and 2021, respectively.

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donegal Group Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Donegal Group Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimate of Liabilities for Losses and Loss Expenses
As discussed in Notes 1 and 8 to the consolidated financial statements, the Company estimates the liabilities for losses and loss expenses (reserves) through an internal reserve analysis that relies upon generally accepted actuarial practices. The Company develops reserve estimates by line of business and, as experience emerges and other information develops, the reserve estimates are assessed in aggregate and adjusted as necessary. As of December 31, 2022, the Company recorded a liability of $1.121 billion for reserves.

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
March 6, 2023

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2022 covered by this Form 10-K Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2022, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act and our disclosure controls and procedures are also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO
Framework”). Based on our evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was effective at December 31, 2022.

The effectiveness of our internal control over financial reporting at December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included in this Form 10-K Report.

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

Opinion on Internal Control Over Financial Reporting

We have audited Donegal Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 31, 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated March 6, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

Philadelphia, Pennsylvania
March 6, 2023

Index
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Other than the information we provide below and the information regarding executive officers included in Part I of this Form 10-K Report, we incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about March 17, 2023 relating to our annual meeting of stockholders that we will hold on April 20, 2023, or our Proxy Statement.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the response to this Item 12 by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate the response to this Item 13 by reference to our Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

We incorporate the response to this Item 14 by reference to our Proxy Statement.

Index
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial statements, financial statement schedule and exhibits filed:

(i)	Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	107

Donegal Group Inc. and Subsidiaries:

Consolidated Balance Sheets at December 31, 2022 and 2021	65

Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2022, 2021 and 2020	66

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2022, 2021 and 2020	67

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2022, 2021 and 2020	68

Notes to Consolidated Financial Statements	69

Report and Consent of Independent Registered Public Accounting Firm

(Filed as Exhibit 23.1)
(b)	Financial Statement Schedule

Schedule III — Supplementary Insurance Information	115

Report of Independent Registered Public Accounting Firm	Filed herewith

We have omitted all other schedules since they are not required, not applicable or the information is included in the financial statements or notes to the financial statements.

(c)	Exhibits

Exhibit No.	Description of Exhibits	Reference

3.1	Certificate of Incorporation of Donegal Group Inc., as amended.	(i)

3.2	Second Amended and Restated By-laws of Donegal Group Inc.	(q)

3.3	State of Delaware Certificate of Change of Registered Agent and/or Registered Office	(r)

4.1	Description of Donegal Group Inc’s Securities Registered pursuant to Section 12 of the Exchange Act.	(m)

Management Contracts and Compensatory Plans or Arrangements

10.1	Donegal Group Inc. 2013 Equity Incentive Plan for Employees.	(g)

10.2	Donegal Group Inc. 2013 Equity Incentive Plan for Directors.	(g)

10.3	Employment Agreement dated as of October 1, 2020 among Donegal Mutual Insurance Company, Donegal Group Inc. and Kevin G. Burke.	(l)

10.4	Employment Agreement dated as of October 1, 2020 among Donegal Mutual Insurance Company, Donegal Group Inc. and Jeffrey D. Miller.	(l)

10.5	Form of Employment Agreement dated as of October 1, 2020 among Donegal Mutual Insurance Company, Donegal Group Inc. and Our Executive Officers Other Than Kevin G. Burke and Jeffrey D. Miller.	Filed herewith

Index
10.6	Donegal Mutual Insurance Company 401(k) Plan.	(a)

10.7	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(a)

10.8	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.9	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.10	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.11	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.12	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(c)

10.13	Donegal Group Inc. 2015 Equity Incentive Plan for Employees.	(h)

10.14	Donegal Group Inc. 2015 Equity Incentive Plan for Directors.	(h)

10.15	Donegal Group Inc. 2019 Equity Incentive Plan for Employees.	(j)

10.16	Donegal Group Inc. 2019 Equity Incentive Plan for Directors.	(j)

10.17	Donegal Group Inc. Cash Incentive Bonus Plan for 2020.	(k)

10.18	Donegal Group Inc. 2020 Long-Term Executive Incentive Plan.	(k)

10.19	Donegal Group Inc. Cash Incentive Bonus Plan for 2021.	(m)

10.20	Donegal Group Inc. 2021 Employee Stock Purchase Plan.	(n)

10.21	Donegal Group Inc. Cash Incentive Bonus Plan for 2022.	(p)

10.22	Donegal Group Inc. Cash Incentive Bonus Plan for 2023.	Filed herewith

10.23	Donegal Group Inc. 2023 Long-Term Executive Incentive Plan.	Filed herewith

Other Material Contracts

10.24	Amended and Restated Proportional Reinsurance Agreement dated March 1, 2010 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(e)

10.25
Amended and Restated Tax Sharing Agreement dated December 1, 2010 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.
(f)

10.26
Amended and Restated Services Allocation Agreement dated September 1, 2021 among Donegal Mutual Insurance Company, Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.
(p)

10.27	Quota-share Reinsurance Agreement dated December 1, 2010 between Donegal Mutual Insurance Company and Michigan Insurance Company.	(f)

10.28	Donegal Group Inc. 2021 Agency Stock Purchase Plan.	(o)

10.29	Discretionary Loan Agreement between Donegal Group Inc. and M&T Bank dated August 1, 2020.	(m)

14	Code of Business Conduct and Ethics.	(d)

21	Subsidiaries of Registrant.	Filed herewith

23.1	Report and Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.	Filed herewith

Index
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer.	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer.	Filed herewith

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

(a)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.
(b)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.
(c)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2002.
(d)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2003.
(e)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2009.
(f)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2010.
(g)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated April 22, 2013.
(h)	We incorporate such exhibit by reference to the copy of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 16, 2015 filed on March 16, 2015.
(i)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-Q Report for the quarter ended June 30, 2019.
(j)	We incorporate such exhibit by reference to the copy of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 18, 2019 filed on March 18, 2019.
(k)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2019.
(l)	We incorporate such exhibit by reference to the like-described exhibit in Registrant's Form 8-K Report dated October 1, 2020.
(m)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2020.
(n)	We incorporate such exhibit by reference to the copy of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 15, 2021 filed on March 15, 2021.
(o)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form S-3 Registration Statement filed on September 30, 2021.
(p)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2021.
(q)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated July 22, 2022.
(r)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated August 10, 2022.

Item 16.	Form 10-K Summary.

None.

Index
DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2022, 2021 and 2020
($ in thousands)

Segment	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
Year Ended December 31, 2022
Commercial lines	$510,153	$—	$342,456	$91,965	$89,056	$519,797
Personal lines	312,337	—	221,623	50,465	48,868	323,733
Investments	—	34,016	—	—	—	—
	$822,490	$34,016	$564,079	$142,430	$137,924	$843,530
Year Ended December 31, 2021
Commercial lines	$468,433	$—	$321,483	$84,927	$85,345	$501,785
Personal lines	307,582	—	199,227	43,806	44,023	302,482
Investments	—	31,126	—	—	—	—
	$776,015	$31,126	$520,710	$128,733	$129,368	$804,267
Year Ended December 31, 2020
Commercial lines	$412,877	$—	$264,053	$66,253	$72,245	$425,986
Personal lines	329,163	—	195,711	52,819	53,618	316,154
Investments	—	29,504	—	—	—	—
	$742,040	$29,504	$459,764	$119,072	$125,863	$742,140

Index
DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED
($ in thousands)

	At December 31,
Segment	Deferred Policy Acquisition Costs	Liability For Losses and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable
2022
Commercial lines	$43,756	$859,842	$345,437	$—
Personal lines	29,414	261,204	232,216	—
Investments	—	—	—	—
	$73,170	$1,121,046	$577,653	$—
2021
Commercial lines	$41,225	$814,681	$347,213	$—
Personal lines	26,803	262,939	225,745	—
Investments	—	—	—	—
	$68,028	$1,077,620	$572,958	$—

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer
Date: March 6, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin G. Burke	President, Chief Executive Officer and a Director	March 6, 2023
Kevin G. Burke	(principal executive officer)

/s/ Jeffrey D. Miller	Executive Vice President and Chief Financial Officer	March 6, 2023
Jeffrey D. Miller	(principal financial and accounting officer)

/s/ Scott A. Berlucchi	Director	March 6, 2023
Scott A. Berlucchi

/s/ Dennis J. Bixenman	Director	March 6, 2023
Dennis J. Bixenman

/s/ Jack L. Hess	Director	March 6, 2023
Jack L. Hess

/s/ Barry C. Huber	Director	March 6, 2023
Barry C. Huber

/s/ David C. King	Director	March 6, 2023
David C. King

/s/ Kevin M. Kraft, Sr.	Director	March 6, 2023
Kevin M. Kraft, Sr.

/s/ Jon M. Mahan	Director	March 6, 2023
Jon M. Mahan

/s/ S. Trezevant Moore, Jr.	Director	March 6, 2023
S. Trezevant Moore, Jr.

/s/ Annette B. Szady	Director	March 6, 2023
Annette B. Szady

/s/ Richard D. Wampler, II	Director	March 6, 2023
Richard D. Wampler, II