Form 10-Q
period 2023-03-31
DONEGAL GROUP INC
filed 2023-05-05
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,343,615 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on May 1, 2023.

DONEGAL GROUP INC.

Index
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (net of allowance for expected credit losses of $1,355,484 and $0)	$693,778,523	$688,439,360
Available for sale, at fair value	546,469,475	523,791,931
Equity securities, at fair value	37,584,654	35,104,840
Short-term investments, at cost, which approximates fair value	28,137,598	57,321,111
Total investments	1,305,970,250	1,304,657,242
Cash	22,836,044	25,123,332
Accrued investment income	10,183,882	8,861,292
Premiums receivable	189,545,403	173,846,294
Reinsurance receivable (net of allowance for expected credit losses of $1,466,994 and $0)	460,681,422	456,522,223
Deferred policy acquisition costs	77,189,596	73,170,230
Deferred tax asset, net	20,686,146	21,603,017
Prepaid reinsurance premiums	170,551,420	160,591,399
Property and equipment, net	2,757,161	2,755,105
Accounts receivable - securities	1,288	1,842
Federal income taxes recoverable	7,761,084	8,510,897
Due from affiliate	2,478,004	—
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,460,420	1,123,098
Total assets	$2,278,685,484	$2,243,349,335
Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$1,123,534,684	$1,121,045,758
Unearned premiums	609,684,232	577,653,130
Accrued expenses	4,692,378	4,226,390
Reinsurance balances payable	3,275,447	3,495,824
Borrowings under lines of credit	35,000,000	35,000,000
Cash dividends declared to stockholders	—	5,296,990
Due to affiliate	—	5,173,289
Other	8,936,574	7,864,942
Total liabilities	1,785,123,315	1,759,756,323
Stockholders’ Equity
Preferred stock, $0.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $0.01 par value, authorized 50,000,000 shares, issued 30,298,312 and 30,120,263 shares and outstanding 27,295,724 and 27,117,675 shares	302,984	301,203
Class B common stock, $0.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	328,375,472	325,601,647
Accumulated other comprehensive loss	(37,696,109)	(41,703,747)
Retained earnings	243,749,687	240,563,774
Treasury stock, at cost	(41,226,357)	(41,226,357)
Total stockholders’ equity	493,562,169	483,593,012
Total liabilities and stockholders’ equity	$2,278,685,484	$2,243,349,335

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Net premiums earned	$215,233,160	$199,248,624
Investment income, net of investment expenses	9,449,078	7,858,881
Net investment losses (includes ($ 2,199,673) and $165,354 accumulated other comprehensive income reclassifications)	(331,189)	(76,247)
Lease income	89,347	104,628
Installment payment fees	305,375	490,831
Total revenues	224,745,771	207,626,717
Expenses:
Net losses and loss expenses	138,105,889	117,883,002
Amortization of deferred policy acquisition costs	37,798,000	34,182,000
Other underwriting expenses	40,611,437	37,106,304
Policyholder dividends	1,343,340	1,648,751
Interest	152,957	153,033
Other expenses, net	437,715	427,388
Total expenses	218,449,338	191,400,478
Income before income tax expense	6,296,433	16,226,239
Income tax expense (includes ($ 461,931) and $34,724 income tax (benefit) expense from reclassification items)	1,092,837	3,081,210
Net income	$5,203,596	$13,145,029
Income per common share:
Class A common stock - basic and diluted	$0.16	$0.43
Class B common stock - basic and diluted	$0.15	$0.39

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$5,203,596	$13,145,029
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) during the period, net of income tax expense (benefit) of $603,390 and ($5,438,628)	2,269,896	(20,459,595)
Reclassification adjustment for losses (gains) included in net income, net of income tax (benefit) expense of ($ 461,931) and $34,724	1,737,742	(130,630)
Other comprehensive income (loss)	4,007,638	(20,590,225)
Comprehensive income (loss)	$9,211,234	$(7,445,196)

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Three Months Ended March 31, 2023

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2022	30,120,263	5,649,240	$301,203	$56,492	$325,601,647	$(41,703,747)	$240,563,774	$(41,226,357)	$483,593,012
Issuance of common stock (stock compensation plans)	35,045	—	350	—	440,746	—	—	—	441,096
Share-based compensation	143,004	—	1,431	—	2,218,355	—	—	—	2,219,786
Net income	—	—	—	—	—	—	5,203,596	—	5,203,596
Cash dividends declared	—	—	—	—	—	—	(7,057)	—	(7,057)
Grant of stock options	—	—	—	—	114,724	—	(114,724)	—	—
Cumulative effect of adoption of updated guidance for credit losses at January 1, 2023	—	—	—	—	—	—	(1,895,902)	—	(1,895,902)
Other comprehensive income	—	—	—	—	—	4,007,638	—	—	4,007,638
Balance, March 31, 2023	30,298,312	5,649,240	$302,984	$56,492	$328,375,472	$(37,696,109)	$243,749,687	$(41,226,357)	$493,562,169

Three Months Ended March 31, 2022

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2021	28,756,203	5,649,240	$287,562	$56,492	$304,889,481	$3,283,551	$263,745,358	$(41,226,357)	$531,036,087
Issuance of common stock (stock compensation plans)	33,407	—	335	—	423,665	—	—	—	424,000
Share-based compensation	900	—	9	—	256,451	—	—	—	256,460
Net income	—	—	—	—	—	—	13,145,029	—	13,145,029
Cash dividends declared	—	—	—	—	—	—	(5,490)	—	(5,490)
Grant of stock options	—	—	—	—	98,409	—	(98,409)	—	—
Other comprehensive loss	—	—	—	—	—	(20,590,225)	—	—	(20,590,225)
Balance, March 31, 2022	28,790,510	5,649,240	$287,906	$56,492	$305,668,006	$(17,306,674)	$276,786,488	$(41,226,357)	$524,265,861

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$5,203,596	$13,145,029
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and other non-cash items	1,122,609	1,343,128
Net investment losses	331,189	76,247
Changes in assets and liabilities:
Losses and loss expenses	2,488,926	(6,032,916)
Unearned premiums	32,031,102	16,780,670
Premiums receivable	(15,699,109)	(13,612,915)
Deferred acquisition costs	(4,019,366)	(3,579,838)
Deferred income taxes	355,524	(334,190)
Reinsurance receivable	(5,291,035)	7,115,224
Prepaid reinsurance premiums	(9,960,021)	2,412,533
Accrued investment income	(1,322,590)	(1,233,871)
Due from affiliate	(7,651,293)	(287,192)
Reinsurance balances payable	(220,377)	123,455
Current income taxes	749,813	3,427,885
Accrued expenses	465,988	871,443
Other, net	734,310	535,049
Net adjustments	(5,884,330)	7,604,712
Net cash (used in) provided by operating activities	(680,734)	20,749,741
Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(12,092,863)	(28,656,113)
Purchases of fixed maturities, available for sale	(34,354,601)	(34,281,491)
Purchases of equity securities, available for sale	(3,590,015)	(5,276,815)
Maturity of fixed maturities:
Held to maturity	6,127,883	9,203,976
Available for sale	12,365,403	23,296,757
Sales of fixed maturities:
Available for sale	748,250	—
Sales of equity securities, available for sale	3,066,129	14,408,819
Net (purchases) sales of property and equipment	(44,700)	28,288
Net sales of short-term investments	29,183,513	3,498,167
Net cash provided by (used in) investing activities	1,408,999	(17,778,412)
Cash Flows from Financing Activities:
Cash dividends paid	(5,304,047)	(4,920,758)
Issuance of common stock	2,288,494	314,940
Net cash used in financing activities	(3,015,553)	(4,605,818)
Net decrease in cash	(2,287,288)	(1,634,489)
Cash at beginning of period	25,123,332	57,709,375
Cash at end of period	$22,836,044	$56,074,886

Cash paid during period - Interest	$156,346	$161,506
Net cash paid during period - Taxes	$—	$—

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

At March 31, 2023, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At March 31, 2023, Donegal Mutual held approximately 43% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 71% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2023.

We recommend you read the interim financial statements we include in this Form 10-Q Report in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Index
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

	Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic earnings per share:
Numerator:
Allocation of net income	$4,387	$817	$10,986	$2,159
Denominator:
Weighted-average shares outstanding	27,193	5,577	25,787	5,577
Basic earnings per share	$0.16	$0.15	$0.43	$0.39

Diluted earnings per share:
Numerator:
Allocation of net income	$4,387	$817	$10,986	$2,159
Denominator:
Number of shares used in basic computation	27,193	5,577	25,787	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	173	—	22	—
Number of shares used in diluted computation	27,366	5,577	25,809	5,577
Diluted earnings per share	$0.16	$0.15	$0.43	$0.39

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted earnings per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods.

	Three Months Ended March 31,
	2023	2022

Number of options to purchase Class A shares excluded	2,307,435	5,434,934

Index
4 -	Reinsurance

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

Our insurance subsidiaries and Donegal Mutual participate in a consolidated third-party reinsurance program. The coverage and parameters of the program are common to all of our insurance subsidiaries and Donegal Mutual. The program utilizes several different reinsurers. They require their reinsurers to maintain an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance Donegal Mutual and our insurance subsidiaries have in place for 2023:

•
excess of loss reinsurance, under which Donegal Mutual and our insurance subsidiaries recover losses over a set retention of $3.0 million for all losses other than workers’compensation and a retention of $2.0 million for workers’ compensation losses; and

•
catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recover 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention of $25.0 million up to aggregate losses of $175.0 million per occurrence.

For property insurance, our insurance subsidiaries have excess of loss reinsurance that provide for coverage of $37.0 million per loss over a set retention of $3.0 million. For liability insurance, our insurance subsidiaries have excess of loss reinsurance that provide for coverage of $72.0 million per occurrence over a set retention of $3.0 million. For workers’ compensation insurance, our insurance subsidiaries have excess of loss reinsurance that provide for coverage of $18.0 million on any one life over a set retention of $2.0 million.

In addition to the pooling agreement and third-party reinsurance, our insurance subsidiaries have a catastrophe reinsurance agreement with Donegal Mutual, under which each of our insurance subsidiaries recovers 100% of an accumulation of multiple losses resulting from a single event, including natural disasters, over a set retention of $3.0 million up to aggregate losses of $22.0 million per occurrence. The agreement also provides additional coverage for an accumulation of losses from a single event including a combination of our insurance subsidiaries over a combined retention of $6.0 million. The purpose of the agreement is to lessen the effects of an accumulation of losses arising from one event to levels that are appropriate given each subsidiary’s size, underwriting profile and surplus.

Index
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

We report reinsurance receivable net of an allowance for expected credit losses. We base the allowance upon our ongoing review of amounts outstanding, historical loss data, changes in reinsurer credit standing and other relevant factors. We use a probability-of-default methodology, which reflects current and forecasted economic conditions, to estimate the allowance for expected credit losses.

5 -	Investments

The amortized cost and estimated fair values of our fixed maturities at March 31, 2023 were as follows:

	Carrying Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$101,899	$62	$101,961	$—	$9,660	$92,301
Obligations of states and political subdivisions	382,388	318	382,706	2,105	48,800	336,011
Corporate securities	198,202	968	199,170	17	17,854	181,333
Mortgage-backed securities	11,290	7	11,297	—	517	10,780
Totals	$693,779	$1,355	$695,134	$2,122	$76,831	$620,425

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$83,666	$134	$4,654	$79,146
Obligations of states and political subdivisions	45,383	72	4,105	41,350
Corporate securities	212,358	2	14,710	197,650
Mortgage-backed securities	248,187	246	20,110	228,323
Totals	$589,594	$454	$43,579	$546,469

At March 31, 2023, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $250.1 million and an amortized cost of $284.3 million. Our holdings at March 31, 2023 also included special revenue bonds with an aggregate fair value of $127.3 million and an amortized cost of $143.8 million. With respect to both categories of those bonds at March 31, 2023, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 48% and 35%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at March 31, 2023. Many of the issuers of the special revenue bonds we held at March 31, 2023 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

Index

The amortized cost and estimated fair values of our fixed maturities at December 31, 2022 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$103,362	$1	$10,566	$92,797
Obligations of states and political subdivisions	382,097	1,810	60,494	323,413
Corporate securities	190,949	—	20,510	170,439
Mortgage-backed securities	12,031	—	635	11,396
Totals	$688,439	$1,811	$92,205	$598,045

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$68,538	$109	$5,125	$63,522
Obligations of states and political subdivisions	45,448	34	5,326	40,156
Corporate securities	218,041	8	15,211	202,838
Mortgage-backed securities	239,886	155	22,765	217,276
Totals	$571,913	$306	$48,427	$523,792

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

We have segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We are amortizing this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $ 77,032 and $149,475 in other comprehensive income (loss) during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, net unrealized losses of $4.6 million and $4.7 million, respectively, remained within accumulated other comprehensive loss.

Index
We show below the amortized cost and estimated fair value of our fixed maturities at March 31, 2023 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.
.
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$38,587	$38,484
Due after one year through five years	107,029	102,259
Due after five years through ten years	243,499	220,660
Due after ten years	294,722	248,242
Mortgage-backed securities	11,297	10,780
Total held to maturity	$695,134	$620,425

Available for sale
Due in one year or less	$46,221	$45,327
Due after one year through five years	181,269	169,788
Due after five years through ten years	88,229	80,403
Due after ten years	25,688	22,628
Mortgage-backed securities	248,187	228,323
Total available for sale	$589,594	$546,469

The cost and estimated fair values of our equity securities at March 31, 2023 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$31,672	$6,631	$718	$37,585

The cost and estimated fair values of our equity securities at December 31, 2022 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$30,771	$5,666	$1,332	$35,105

Index
We present below gross gains and losses from investments and the change in the difference between fair value and cost of investments:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Gross realized gains:
Fixed maturities	$22	$234
Equity securities	285	843
Real estate	—	477
	307	1,554
Gross realized losses:
Fixed maturities	2,222	69
Equity securities	46	824
	2,268	893
Net realized (losses) gains	(1,961)	661
Gross unrealized gains on equity securities	2,202	716
Gross unrealized losses on equity securities	(485)	(1,453)
Fixed maturities - credit impairment charges	(87)	—
Net investment losses	$(331)	$(76)

We held fixed maturities with unrealized losses representing declines that we considered temporary at March 31, 2023 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$80,775	$2,009	$77,265	$12,305
Obligations of states and political subdivisions	75,542	4,515	233,732	48,390
Corporate securities	198,944	8,137	177,785	24,427
Mortgage-backed securities	57,432	1,646	162,160	18,981
Totals	$412,693	$16,307	$650,942	$104,103

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2022 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$90,245	$5,327	$47,238	$10,364
Obligations of states and political subdivisions	261,465	49,327	47,945	16,493
Corporate securities	298,706	22,272	72,959	13,449
Mortgage-backed securities	143,886	10,941	69,879	12,459
Totals	$794,302	$87,867	$238,021	$52,765

Index
We make estimates concerning the valuation of our investments and, as applicable, the recognition of declines in the value of our investments.  For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to an available-for-sale debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we establish an allowance for credit loss. We then recognize the amount of the allowance in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. We regularly review the allowance for credit losses and recognize changes in the allowance in our results of operations. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. For held-to-maturity debt securities, we make estimates concerning expected credit losses at an aggregated level rather that monitoring individual debt securities for credit losses. We establish an allowance for expected credit losses based on an ongoing review of securities held, historical loss data, changes in issuer credit standing and other relevant factors. We utilize a probability-of-default methodology, which reflects current and forecasted economic conditions, to estimate the allowance for expected credit losses and recognize changes to the allowance in our results of operations. We held 877 debt securities that were in an unrealized loss position at March 31, 2023. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

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

Index
Financial data by segment for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$130,466	$124,329
Personal lines	84,767	74,920
GAAP premiums earned	215,233	199,249
Net investment income	9,449	7,859
Investment losses	(331)	(76)
Other	395	595
Total revenues	$224,746	$207,627
Income before income tax expense:
Underwriting (loss) income:
Commercial lines	$(7,912)	$62
Personal lines	879	4,642
SAP underwriting (loss) income	(7,033)	4,704
GAAP adjustments	4,407	3,725
GAAP underwriting (loss) income	(2,626)	8,429
Net investment income	9,449	7,859
Investment losses	(331)	(76)
Other	(196)	14
Income before income tax expense	$6,296	$16,226

7 -	Borrowings

Lines of Credit

In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At March 31, 2023, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a fixed-rate cash advance of $35.0 million that was outstanding at March 31, 2023. The cash advance carries a fixed interest rate of 1.74% and is due in August 2024. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at March 31, 2023.

FHLB of Pittsburgh stock purchased and owned	$1,573,300
Collateral pledged, at par (carrying value $46,842,191)	50,046,414
Borrowing capacity currently available	9,107,146

Index
8 -	Share–Based Compensation

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

We recorded compensation expense related to our stock compensation plans of $251,773 and $244,140 for the three months ended March 31, 2023 and 2022, respectively, with a corresponding income tax benefit of $52,872 and $51,269, respectively. At March 31, 2023, we had $1.4 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 1.9 years.

We received cash from option exercises under all stock compensation plans during the three months ended March 31, 2023 and 2022 of $ 2.0 million and $12,321, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $ 46,188 and $153 for the three months ended March 31, 2023 and 2022, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At March 31, 2023, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2023, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

Index
We present our cash and short-term investments at estimated fair value. We classify these items as Level 1.

The carrying values we report in our balance sheet for premium receivables, reinsurance receivables related to paid losses and loss expenses and reinsurance balances payable approximate their fair values. The carrying amounts we report in our balance sheets for our borrowings under lines of credit approximate their fair values. We classify these items as Level 3.

We evaluate our assets and liabilities to determine the appropriate level at which to classify them for each reporting period.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at March 31, 2023:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$79,146	$—	$79,146	$—
Obligations of states and political subdivisions	41,350	—	41,350	—
Corporate securities	197,650	—	197,650	—
Mortgage-backed securities	228,323	—	228,323	—
Equity securities	37,585	35,301	2,284	—
Total investments in the fair value hierarchy	$584,054	$35,301	$548,753	$—

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2022:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$63,522	$—	$63,522	$—
Obligations of states and political subdivisions	40,156	—	40,156	—
Corporate securities	202,838	—	202,838	—
Mortgage-backed securities	217,276	—	217,276	—
Equity securities	35,105	32,821	2,284	—
Totals	$558,897	$32,821	$526,076	$—

Index
10 -	Income Taxes

At March 31, 2023 and December 31, 2022, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2016 through 2022 remained open for examination at March 31, 2023. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $8.1 million for our net state operating loss carryforward. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $39.4 million and $39.8 million at March 31, 2023 and December 31, 2022, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

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

Index
We summarize activity in our insurance subsidiaries’ liabilities for losses and loss expenses as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Balance at January 1	$1,121,046	$1,077,620
Less reinsurance recoverable	(451,184)	(451,261)
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1	1,132	—
Net balance at January 1	670,994	626,359
Incurred related to:
Current year	146,413	134,432
Prior years	(8,307)	(16,549)
Total incurred	138,106	117,883
Paid related to:
Current year	41,205	40,293
Prior years	98,820	76,088
Total paid	140,025	116,381
Net balance at end of period	669,075	627,861
Plus reinsurance recoverable	454,460	443,726
Balance at end of period	$1,123,535	$1,071,587

Our insurance subsidiaries recognized a decrease in their liabilities for losses and loss expenses of prior years of $8.3 million and $16.5 million for the three months ended March 31, 2023 and 2022, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2023 development represented 1.2% of the December 31, 2022 net carried reserves and resulted from lower-than-expected loss emergence or severity primarily in the commercial automobile, workers’compensation and commercial multi-peril lines of business. The majority of the 2023 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO. The 2022 development represented 2.6% of the December 31, 2021 net carried reserves and resulted primarily from lower-than-expected loss emergence or severity in nearly all lines of business. The majority of the 2022 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the three months ended March 31, 2023.

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

Index
12 -	Allowance for Expected Credit Losses

Held-to-Maturity Fixed-Maturity Securities

The following table presents the balances for fixed maturities classified as held-to-maturity, net of the allowance for expected credit losses, at March 31, 2023 and 2022 and changes in the allowance for expected credit losses for the three months ended March 31, 2023 and 2022.

	At and For the Three Months Ended March 31, 2023		At and For the Three Months Ended March 31, 2022
	Held-to- Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Held-to- Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)		(in thousands)
Balance at January 1	$688,439	$—	$668,105	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1		1,268		—
Current period change for expected credit losses		87		—
Balance at end of period	$693,779	$1,355	$690,691	$—

Reinsurance Receivable

The following table presents the balances for reinsurance receivable, net of the allowance for expected credit losses, at March 31, 2023 and 2022, and the changes in the allowance for expected credit losses for the three months ended March 31, 2023 and 2022.

	At and For the Three Months Ended March 31, 2023		At and For the Three Months Ended March 31, 2022
	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)		(in thousands)
Balance at January 1	$456,522	$—	$455,411	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1		1,132		—
Current period change for expected credit losses		335		—
Balance at end of period	$460,681	$1,467	$448,296	$—

13 -	Impact of New Accounting Standards

In September 2016, the FASB issued guidance that amends previous guidance on the impairment of financial instruments by adding an impairment model that requires an entity to recognize expected credit losses as an allowance rather than impairments as credit losses are incurred. The intent of this guidance is to reduce complexity and result in a more timely recognition of expected credit losses. In November 2019, the FASB issued guidance that delays the effective date for “smaller reporting companies,” as defined in Item 10(f)(1) of Regulation S-K, to annual and interim reporting periods beginning after December 15, 2022 from December 15, 2019. We were a smaller reporting company at the time this guidance was issued, and our adoption of this guidance on January 1, 2023 resulted in an after-tax decrease in retained earnings of $1.9 million. The adoption of this guidance did not have a significant impact on our results of operations or cash flows.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read the following information in conjunction with the historical financial information and the footnotes to that financial information we include in this Quarterly Report on Form 10-Q. We also recommend you read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Index
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in subsequent years due to a number of factors, including supply chain disruption, higher used automobile values, lengthening of repair completion times, increases in the cost of replacement automobile parts and rising labor rates. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of building materials, availability of skilled labor, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items.  To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at March 31, 2023. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $6.7 million.

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

Index
Our insurance subsidiaries’ liabilities for losses and loss expenses by major line of business at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Commercial lines:
Automobile	$173,782	$174,833
Workers’ compensation	121,195	120,539
Commercial multi-peril	205,873	203,567
Other	25,060	23,071
Total commercial lines	525,910	522,010
Personal lines:
Automobile	105,749	108,715
Homeowners	26,666	28,481
Other	10,750	10,656
Total personal lines	143,165	147,852
Total commercial and personal lines	669,075	669,862
Plus reinsurance recoverable	454,460	451,184
Total liabilities for losses and loss expenses	$1,123,535	$1,121,046

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

Index
Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at March 31, 2023	Percentage Change in Stockholders’ Equity at March 31, 2023(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2022	Percentage Change in Stockholders’ Equity at December 31, 2022(1)
(dollars in thousands)
(10.0)%	$602,168	10.7%	$602,876	10.9%
(7.5)	618,894	8.0	619,622	8.2
(5.0)	635,621	5.4	636,369	5.5
(2.5)	652,348	2.7	653,115	2.7
Base	669,075	—	669,862	—
2.5	685,802	(2.7)	686,609	(2.7)
5.0	702,529	(5.4)	703,355	(5.5)
7.5	719,256	(8.0)	720,102	(8.2)
10.0	735,983	(10.7)	736,848	(10.9)

(1)	Net of income tax effect.

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

The following table provides a reconciliation of our net premiums earned to our net premiums written for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net premiums earned	$215,233	$199,249
Change in net unearned premiums	22,071	19,193
Net premiums written	$237,304	$218,442

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

Index
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

Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
GAAP Combined Ratios (Total Lines)
Loss ratio (non-weather)	57.7%	55.2%
Loss ratio (weather-related)	6.5	4.0
Expense ratio	36.4	35.8
Dividend ratio	0.6	0.8
Combined ratio	101.2%	95.8%

Statutory Combined Ratios
Commercial lines:
Automobile	96.2%	89.1%
Workers’ compensation	86.2	97.0
Commercial multi-peril	114.8	99.7
Other	79.7	72.4
Total commercial lines	99.8	93.5
Personal lines:
Automobile	103.9	93.5
Homeowners	100.6	108.0
Other	49.3	43.8
Total personal lines	98.9	94.8
Total commercial and personal lines	99.6	94.1

Index
Results of Operations - Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first quarter of 2023 were $215.2 million, an increase of $16.0 million, or 8.0%, compared to $199.2 million for the first quarter of 2022, primarily reflecting solid premium retention and renewal premium increases.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the first quarter of 2023 were $237.3 million, an increase of $18.9 million, or 8.6%, from the $218.4 million of net premiums written for the first quarter of 2022. Commercial lines net premiums written increased $6.2 million, or 4.2%, for the first quarter of 2023 compared to the first quarter of 2022. Personal lines net premiums written increased $12.7 million, or 17.7%, for the first quarter of 2023 compared to the first quarter of 2022. We attribute the increase in commercial lines net premiums written primarily to solid premium retention and renewal premium increases. We attribute the increase in personal lines net premiums written primarily to new business growth from the launch of new products in nine of 10 states in which we offer personal lines, solid premium retention and renewal premium increases.

Investment Income. Our net investment income was $9.4 million for the first quarter of 2023, compared to $7.9 million for the first quarter of 2022. We attribute the increase primarily to an increase in the average investment yield relative to the first quarter of 2022.

Net Investment Losses. Net investment losses for the first quarter of 2023 were $331,189, compared to $76,247 for the first quarter of 2022. The net investment losses for the first quarter of 2023 resulted primarily from realized losses on the sale of fixed-maturity securities, offset partially by the net change in unrealized gains and losses within our equity securities portfolio.The net investment losses for the first quarter of 2022 resulted primarily from the net change in unrealized gains and losses within our equity securities portfolio at March 31, 2022. We did not recognize any impairment losses for individual securities in our investment portfolio during the first quarter of 2023 or 2022.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 64.2% for the first quarter of 2023, an increase from our insurance subsidiaries’ loss ratio of 59.2% for the first quarter of 2022. We attribute this increase primarily to increased weather-related losses and decreased benefit of net favorable development of reserves for losses incurred in prior accident years. Loss ratios for both periods for the automobile and property lines of business reflected the impact of higher costs of labor, parts and materials. Weather-related losses of $14.1 million, or 6.5 percentage points of the loss ratio, for the first quarter of 2023, increased from $8.0 million, or 4.0 percentage points of the loss ratio, for the first quarter of 2022. The impact of weather-related loss activity to the loss ratio for the first quarter of 2023 was higher than our previous five-year average of 4.8 percentage points for first quarter weather-related losses. Large fire losses for the first quarter of 2023 were $10.9 million, or 5.1 percentage points of the loss ratio, compared to $9.6 million, or 4.8 percentage points of the loss ratio, for the first quarter of 2022. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 63.2% for the first quarter of 2023, compared to 57.2% for the first quarter of 2022, primarily due to increases in the commercial automobile and commercial multi-peril loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries increased to 66.4% for the first quarter of 2023, compared to 63.0% for the first quarter of 2022. We attribute this increase primarily to an increase in the personal automobile loss ratio. Our insurance subsidiaries experienced favorable loss reserve development for the first quarter of 2023 of approximately $8.3 million, or 3.9 percentage points of the loss ratio, compared to $16.5 million that decreased the loss ratio for the first quarter of 2022 by 8.3 percentage points. Our insurance subsidiaries experienced favorable development primarily in the commercial automobile, workers’ compensation and commercial multi-peril lines of business for the first quarter of 2023, with the majority of the impact relating to reserves for accident years 2021 and 2020.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 36.4% for the first quarter of 2023, compared to 35.8% for the first quarter of 2022. The increase in the expense ratio primarily reflected higher technology systems-related expenses for the first quarter of 2023 compared to the prior-year quarter. The increase in technology systems-related expenses was primarily due to increased costs as we continue implementations with respect to our ongoing systems modernization project, a portion of which are allocated from Donegal Mutual to our insurance subsidiaries.

Index
Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 101.2% and 95.8% for the first quarter of 2023 and 2022, respectively. We attribute the increase in the combined ratio primarily to an increase in the loss ratio for the first quarter of 2023 compared to the first quarter of 2022.

Interest Expense. Our interest expense was $152,957 for the first quarter of 2023, compared to $153,033 for the first quarter of 2022.

Income Tax Expense. We recorded income tax expense of $1.1 million and $3.1 million for the first quarter of 2023 and 2022, respectively, representing effective tax rates of 17.4% and 19.0%, respectively. The income tax expense for the first quarter of 2023 and 2022 represented estimates based on our projected annual taxable income and effective tax rates.

Net Income and Income Per Share. Our net income for the first quarter of 2023 was $5.2 million, or $.16 per share of Class A common stock on a diluted basis and $.15 per share of Class B common stock, compared to $13.1 million, or $.43 per share of Class A common stock on a diluted basis and $.39 per share of Class B common stock, for the first quarter of 2022. We had 27.3 million and 25.8 million Class A shares outstanding at March 31, 2023 and 2022, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities (used) provided net cash flows in the first quarter of 2023 and 2022 of ($680,734) and $20.7 million, respectively.

At March 31, 2023, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current LIBOR rate plus 2.00%. At March 31, 2023, Atlantic States had a $35.0 million outstanding advance with the FHLB of Pittsburgh that carries a fixed interest rate of 1.74%.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2023 or 2022. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through March 31, 2023.

On April 20, 2023, our board of directors declared quarterly cash dividends of $.17 per share of our Class A common stock and $.1525 per share of our Class B common stock, payable on May 15, 2023 to our stockholders of record as of the close of business on May 1, 2023. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us.  Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2022 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin.  Our insurance subsidiaries did not pay any dividends to us during the first quarter of 2023. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2023 are $26.4 million from Atlantic States, $6.5 million from Southern, $6.0 million from Peninsula and $7.5 million from MICO, or a total of approximately $46.4 million.

At March 31, 2023, we had no material commitments for capital expenditures.

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

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2022 through March 31, 2023.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2023, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

We base all statements contained in this Quarterly Report on Form 10-Q that are not historic facts on our current expectations. Such statements are forward-looking in nature (as defined in the Private Securities Litigation Reform Act of 1995) and necessarily involve risks and uncertainties. Forward-looking statements we make may be identified by our use of words such as “will,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “seek,” “estimate” and similar expressions. Our actual results could vary materially from our forward-looking statements. The factors that could cause our actual results to vary materially from the forward-looking statements we have previously made include, but are not limited to, adverse litigation and other trends that could increase our loss costs (including labor shortages and escalating medical, automobile and property repair costs), adverse and catastrophic weather events (including from changing climate conditions), our ability to maintain profitable operations (including our ability to underwrite risks effectively and charge adequate premium rates), prolonged economic challenges resulting from the COVID-19 pandemic, the adequacy of the loss and loss expense reserves of our insurance subsidiaries, the availability and successful operation of the information technology systems our insurance subsidiaries utilize, the successful development of new information technology systems to allow our insurance subsidiaries to compete effectively, business and economic conditions in the areas in which we and our insurance subsidiaries operate, interest rates, competition from various insurance and other financial businesses, terrorism, the availability and cost of reinsurance, legal and judicial developments (including those related to COVID-19 business interruption coverage exclusions), changes in regulatory requirements, our ability to attract and retain independent insurance agents, changes in our A.M. Best rating and the other risks that we describe from time to time in our filings with the Securities and Exchange Commission. We disclaim any obligation to update such statements or to announce publicly the results of any revisions that we may make to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Index
Part II. Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2022 Annual Report on Form 10-K that we filed with the SEC on March 6, 2023. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the three months ended March 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 January 1-31, 2023	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #2 February 1-28, 2023	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #3 March 1-31, 2023	Class A – 95,000 Class B – None	Class A – $15.37 Class B – None	Class A – 95,000 Class B – None	(1)

Total	Class A – 95,000 Class B – None	Class A – $15.37 Class B – None	Class A – 95,000 Class B – None

(1)
Donegal Mutual purchased these shares pursuant to its announcement on April 29, 2022 that it will, at its discretion,         purchase shares of our Class A common stock and Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions.  Such announcement did not stipulate a maximum number of shares that may be purchased under this program.

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

DONEGAL GROUP INC.

May 5, 2023	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

May 5, 2023	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President
and Chief Financial Officer