Form 10-Q
period 2023-06-30
DONEGAL GROUP INC
filed 2023-08-04
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,565,594 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on August 1, 2023.

DONEGAL GROUP INC.
INDEX TO FORM 10-Q REPORT

Index
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (net of allowance for expected credit losses of $1,324,097 and $0)	$685,402,417	$688,439,360
Available for sale, at fair value	560,737,879	523,791,931
Equity securities, at fair value	38,618,870	35,104,840
Short-term investments, at cost, which approximates fair value	23,151,334	57,321,111
Total investments	1,307,910,500	1,304,657,242
Cash	24,748,033	25,123,332
Accrued investment income	9,453,217	8,861,292
Premiums receivable	195,251,963	173,846,294
Reinsurance receivable (net of allowance for expected credit losses of $1,566,819 and $0)	450,679,908	456,522,223
Deferred policy acquisition costs	78,903,043	73,170,230
Deferred tax asset, net	22,322,064	21,603,017
Prepaid reinsurance premiums	175,078,615	160,591,399
Property and equipment, net	2,715,757	2,755,105
Accounts receivable - securities	—	1,842
Federal income taxes recoverable	7,901,701	8,510,897
Due from affiliate	6,221,575	—
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,165,674	1,123,098
Total assets	$2,288,935,414	$2,243,349,335
Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$1,122,683,198	$1,121,045,758
Unearned premiums	624,463,273	577,653,130
Accrued expenses	4,528,151	4,226,390
Reinsurance balances payable	6,857,814	3,495,824
Borrowings under lines of credit	35,000,000	35,000,000
Cash dividends declared to stockholders	—	5,296,990
Due to affiliate	—	5,173,289
Other	9,209,412	7,864,942
Total liabilities	1,802,741,848	1,759,756,323
Stockholders’ Equity
Preferred stock, $0.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $0.01 par value, authorized 50,000,000 shares, issued 30,538,869 and 30,120,263 shares and outstanding 27,536,281 and 27,117,675 shares	305,389	301,203
Class B common stock, $0.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	332,072,996	325,601,647
Accumulated other comprehensive loss	(45,201,442)	(41,703,747)
Retained earnings	240,186,488	240,563,774
Treasury stock, at cost	(41,226,357)	(41,226,357)
Total stockholders’ equity	486,193,566	483,593,012
Total liabilities and stockholders’ equity	$2,288,935,414	$2,243,349,335

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended June 30,
	2023	2022
Revenues:
Net premiums earned	$216,260,037	$204,128,489
Investment income, net of investment expenses	10,157,459	8,203,846
Net investment gains (losses) (includes $147,636 and $287,861 accumulated other comprehensive income reclassifications)	2,504,012	(8,376,713)
Lease income	86,708	98,222
Installment payment fees	187,703	257,305
Total revenues	229,195,919	204,311,149
Expenses:
Net losses and loss expenses	151,234,696	141,608,361
Amortization of deferred policy acquisition costs	37,935,000	35,172,000
Other underwriting expenses	35,948,337	36,235,198
Policyholder dividends	1,345,638	1,288,744
Interest	154,636	239,725
Other expenses, net	324,134	346,200
Total expenses	226,942,441	214,890,228
Income (loss) before income tax expense (benefit)	2,253,478	(10,579,079)
Income tax expense (benefit) (includes $31,003 and $60,451 income tax expense from reclassification items)	256,055	(2,371,322)
Net income (loss)	$1,997,423	$(8,207,757)
Net income (loss) per share:
Class A common stock - basic and diluted	$0.06	$(0.26)
Class B common stock - basic and diluted	$0.05	$(0.24)

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,
	2023	2022
Net income (loss)	$1,997,423	$(8,207,757)
Other comprehensive loss, net of tax
Unrealized loss on securities:
Unrealized holding loss during the period, net of income tax benefit of $1,964,085 and $3,174,636	(7,388,700)	(11,942,679)
Reclassification adjustment for gains included in net income (loss), net of income tax expense of $ 31,003 and $60,451	(116,633)	(227,410)
Other comprehensive loss	(7,505,333)	(12,170,089)
Comprehensive loss	$(5,507,910)	$(20,377,846)

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of  Income
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Revenues:
Net premiums earned	$431,493,197	$403,377,113
Investment income, net of investment expenses	19,606,537	16,062,727
Net investment gains (losses) (includes ($2,052,037) and $453,215 accumulated other comprehensive income reclassifications)	2,172,823	(8,452,960)
Lease income	176,055	202,850
Installment payment fees	493,078	748,136
Total revenues	453,941,690	411,937,866
Expenses:
Net losses and loss expenses	289,340,585	259,491,363
Amortization of deferred policy acquisition costs	75,733,000	69,354,000
Other underwriting expenses	76,559,774	73,341,502
Policyholder dividends	2,688,978	2,937,495
Interest	307,593	392,758
Other expenses, net	761,849	773,588
Total expenses	445,391,779	406,290,706
Income before income tax expense	8,549,911	5,647,160
Income tax expense (includes ($430,928) and $95,175 income tax (benefit) expense from reclassification items)	1,348,892	709,888
Net income	$7,201,019	$4,937,272
Net income per share:
Class A common stock - basic and diluted	$0.22	$0.16
Class B common stock - basic and diluted	$0.20	$0.14

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Net income	$7,201,019	$4,937,272
Other comprehensive loss, net of tax
Unrealized loss on securities:
Unrealized holding loss during the period, net of income tax benefit of $1,360,695 and $8,613,264	(5,118,804)	(32,402,274)
Reclassification adjustment for losses (gains) included in net income, net of income tax (benefit) expense of ($430,928) and $95,175	1,621,109	(358,040)
Other comprehensive loss	(3,497,695)	(32,760,314)
Comprehensive income (loss)	$3,703,324	$(27,823,042)

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Six Months Ended June 30, 2023

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2022	30,120,263	5,649,240	$301,203	$56,492	$325,601,647	$(41,703,747)	$240,563,774	$(41,226,357)	$483,593,012
Issuance of common stock (stock compensation plans)	35,045	—	350	—	440,746	—	—	—	441,096
Share-based compensation	143,004	—	1,431	—	2,218,355	—	—	—	2,219,786
Net income	—	—	—	—	—	—	5,203,596	—	5,203,596
Cash dividends declared	—	—	—	—	—	—	(7,057)	—	(7,057)
Grant of stock options	—	—	—	—	114,724	—	(114,724)	—	—
Cumulative effect of adoption of updated guidance for credit losses at January 1, 2023	—	—	—	—	—	—	(1,895,902)	—	(1,895,902)
Other comprehensive income	—	—	—	—	—	4,007,638	—	—	4,007,638
Balance, March 31, 2023	30,298,312	5,649,240	$302,984	$56,492	$328,375,472	$(37,696,109)	$243,749,687	$(41,226,357)	$493,562,169
Issuance of common stock (stock compensation plans)	44,664	—	447	—	668,933	—	—	—	669,380
Share-based compensation	195,893	—	1,958	—	2,966,842	—	—	—	2,968,800
Net income	—	—	—	—	—	—	1,997,423	—	1,997,423
Cash dividends declared	—	—	—	—	—	—	(5,498,873)	—	(5,498,873)
Grant of stock options	—	—	—	—	61,749	—	(61,749)	—	—
Other comprehensive loss	—	—	—	—	—	(7,505,333)	—	—	(7,505,333)
Balance, June 30, 2023	30,538,869	5,649,240	$305,389	$56,492	$332,072,996	$(45,201,442)	$240,186,488	$(41,226,357)	$486,193,566

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

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$7,201,019	$4,937,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	2,191,794	2,606,357
Net investment (gains) losses	(2,172,823)	8,452,960
Changes in assets and liabilities:
Losses and loss expenses	1,637,440	5,734,163
Unearned premiums	46,810,143	28,980,638
Premiums receivable	(21,405,669)	(21,461,440)
Deferred acquisition costs	(5,732,813)	(6,218,852)
Deferred income taxes	714,695	(2,169,602)
Reinsurance receivable	4,710,479	10,260,212
Prepaid reinsurance premiums	(14,487,216)	4,529,942
Accrued investment income	(591,925)	(251,516)
Due from affiliate	(11,394,864)	(423,200)
Reinsurance balances payable	3,361,990	105,323
Current income taxes	609,196	(1,645,525)
Accrued expenses	301,761	768,030
Other, net	1,301,884	784,642
Net adjustments	5,854,072	30,052,132
Net cash provided by operating activities	13,055,091	34,989,404
Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(23,242,218)	(59,637,406)
Purchases of fixed maturities, available for sale	(99,497,145)	(61,330,076)
Purchases of equity securities, available for sale	(3,608,514)	(5,276,815)
Maturity of fixed maturities:
Held to maturity	25,869,261	28,714,632
Available for sale	25,585,850	43,862,739
Sales of fixed maturities:
Available for sale	28,154,556	—
Sales of equity securities, available for sale	4,375,411	14,529,635
Net (purchases) sales of property and equipment	(44,703)	28,289
Net sales (purchases) of short-term investments	34,169,777	(33,992,374)
Net cash used in investing activities	(8,237,725)	(73,101,376)
Cash Flows from Financing Activities:
Cash dividends paid	(10,802,920)	(10,007,375)
Issuance of common stock	5,610,255	12,220,689
Net cash (used in) provided by financing activities	(5,192,665)	2,213,314
Net increase (decrease) in cash	(375,299)	(35,898,658)
Cash at beginning of period	25,123,332	57,709,375
Cash at end of period	$24,748,033	$21,810,717

Cash paid during period - Interest	$304,204	$307,747
Net cash paid during period - Taxes	$—	$4,500,000

See accompanying notes to consolidated financial statements.

Index
DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Notes to Consolidated Financial Statements

1 -	Organization

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries, Atlantic States Insurance Company (“Atlantic States”), Michigan Insurance Company (“MICO”), Southern Insurance Company of Virginia (“Southern”) and the Peninsula Insurance Group (“Peninsula”), which consists of Peninsula Indemnity Company and The Peninsula Insurance Company, and our affiliates write personal and commercial lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwestern, New England, Southern and Southwestern states.

At June 30, 2023, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At June 30, 2023, Donegal Mutual held approximately 43% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 71% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

In addition, Donegal Mutual has  100% quota-share reinsurance agreements with Mountain States Commercial Insurance Company, Mountain States Indemnity Company and Southern Mutual Insurance Company. Donegal Mutual places its assumed business from these companies into the underwriting pool.

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

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2023.

We recommend you read the interim financial statements we include in this Form 10-Q Report in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

3 -	Net Income (Loss) Per Share

We have two classes of common stock, which we refer to as our Class A common stock and our Class B common stock. Our certificate of incorporation provides that whenever our board of directors declares a dividend on our Class B common stock, our board of directors shall simultaneously declare a dividend on our Class A common stock that is payable to the holders of our Class A common stock at the same time and as of the same record date at a rate that is at least 10% greater than the rate at which our board of directors declared a dividend on our Class B common stock. Accordingly, we use the two-class method to compute our net income (loss) per share. The two-class method is an earnings allocation formula that determines net income (loss) per share separately for each class of common stock based on dividends we have declared and an allocation of our remaining undistributed net income (loss) using a participation percentage that reflects the dividend rights of each class. The table below presents for the periods indicated a reconciliation of the numerators and denominators we used to compute basic and diluted net income (loss) per share for our Class A common stock and our Class B common stock:

	Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,694	$303	$(6,866)	$(1,342)
Denominator:
Weighted-average shares outstanding	27,382	5,577	26,070	5,577
Basic net income (loss) per share	$0.06	$0.05	$(0.26)	$(0.24)

Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,694	$303	$(6,866)	$(1,342)
Denominator:
Number of shares used in basic computation	27,382	5,577	26,070	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	107	—	—	—
Number of shares used in diluted computation	27,489	5,577	26,070	5,577
Diluted net income (loss) per share	$0.06	$0.05	$(0.26)	$(0.24)

Index
	Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$6,085	$1,116	$4,140	$797
Denominator:
Weighted-average shares outstanding	27,288	5,577	25,929	5,577
Basic net income per share	$0.22	$0.20	$0.16	$0.14

Diluted net income per share:
Numerator:
Allocation of net income	$6,085	$1,116	$4,140	$797
Denominator:
Number of shares used in basic computation	27,288	5,577	25,929	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	140	—	123	—
Number of shares used in diluted computation	27,428	5,577	26,052	5,577
Diluted net income per share	$0.22	$0.20	$0.16	$0.14

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted net income per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Number of options to purchase Class A shares excluded	2,262,435	—	2,262,435	731,600

We did not include any effect of dilutive securities in the computation of diluted net income (loss) per share for the three months ended June 30, 2022 because we sustained a net loss for the period.

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

For property insurance, our insurance subsidiaries have excess of loss reinsurance that provides coverage of $37.0 million per loss over a set retention of $3.0 million. For liability insurance, our insurance subsidiaries have excess of loss reinsurance that provides coverage of $72.0 million per occurrence over a set retention of $3.0 million. For workers’ compensation insurance, our insurance subsidiaries have excess of loss reinsurance that provides coverage of $18.0 million on any one life over a set retention of $2.0 million.

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

In order to write automobile insurance in the state of Michigan, Atlantic States and MICO are required to be members of the Michigan Catastrophic Claims Association (“MCCA”).  The MCCA provides reinsurance to Atlantic States and MICO for personal automobile and commercial automobile personal injury claims in the state of Michigan over a set retention.

We report reinsurance receivable net of an allowance for expected credit losses. We base the allowance upon our ongoing review of amounts outstanding, historical loss data, changes in reinsurer credit standing and other relevant factors. We use a probability-of-default methodology, which reflects current and forecasted economic conditions, to estimate the allowance for expected credit losses.

5 -	Investments

The amortized cost and estimated fair values of our fixed maturities at June 30, 2023 were as follows:

	Carrying Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
			(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$91,950	$55	$92,005	$—	$10,484	$81,521
Obligations of states and political subdivisions	381,021	302	381,323	1,497	53,540	329,280
Corporate securities	201,869	960	202,829	3	20,751	182,081
Mortgage-backed securities	10,562	7	10,569	—	625	9,944
Totals	$685,402	$1,324	$686,726	$1,500	$85,400	$602,826

Index
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$80,775	$—	$5,365	$75,410
Obligations of states and political subdivisions	42,238	30	4,674	37,594
Corporate securities	212,567	1	19,577	192,991
Mortgage-backed securities	277,841	—	23,098	254,743
Totals	$613,421	$31	$52,714	$560,738

At June 30, 2023, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $243.4 million and an amortized cost of $281.7 million. Our holdings at June 30, 2023 also included special revenue bonds with an aggregate fair value of $123.5 million and an amortized cost of $141.9 million. With respect to both categories of those bonds at June 30, 2023, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 48% and 36%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at June 30, 2023. Many of the issuers of the special revenue bonds we held at June 30, 2023 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

Index
We have segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We are amortizing this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $ 134,775 and $298,291 in other comprehensive loss during the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, net unrealized losses of $4.5 million and $4.7 million, respectively, remained within accumulated other comprehensive loss.

We show below the amortized cost and estimated fair value of our fixed maturities at June 30, 2023 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$22,678	$22,486
Due after one year through five years	106,904	100,896
Due after five years through ten years	250,813	224,857
Due after ten years	295,762	244,643
Mortgage-backed securities	10,569	9,944
Total held to maturity	$686,726	$602,826

Available for sale
Due in one year or less	$39,996	$39,179
Due after one year through five years	175,377	162,356
Due after five years through ten years	94,640	82,274
Due after ten years	25,567	22,186
Mortgage-backed securities	277,841	254,743
Total available for sale	$613,421	$560,738

The cost and estimated fair values of our equity securities at June 30, 2023 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$30,376	$8,915	$672	$38,619

The cost and estimated fair values of our equity securities at December 31, 2022 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$30,771	$5,666	$1,332	$35,105

Index
We present below gross gains and losses from investments and the change in the difference between fair value and cost of investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Gross realized gains:
Fixed maturities	$419	$438	$441	$672
Equity securities	—	—	285	843
Real estate	—	—	—	477
	419	438	726	1,992
Gross realized losses:
Fixed maturities	272	31	2,494	100
Equity securities	5	—	51	824
	277	31	2,545	924
Net realized gains (losses)	142	407	(1,819)	1,068
Gross unrealized gains on equity securities	2,473	—	4,675	6
Gross unrealized losses on equity securities	(142)	(8,784)	(627)	(9,527)
Fixed maturities - credit impairment charges	31	—	(56)	—
Net investment gains (losses)	$2,504	$(8,377)	$2,173	$(8,453)

We held fixed maturities with unrealized losses representing declines that we considered temporary at June 30, 2023 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$54,372	$1,032	$102,559	$14,817
Obligations of states and political subdivisions	45,123	717	285,954	57,497
Corporate securities	74,336	4,359	297,341	35,969
Mortgage-backed securities	88,841	1,811	175,846	21,912
Totals	$262,672	$7,919	$861,700	$130,195

Index
We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2022 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$90,245	$5,327	$47,238	$10,364
Obligations of states and political subdivisions	261,465	49,327	47,945	16,493
Corporate securities	298,706	22,272	72,959	13,449
Mortgage-backed securities	143,886	10,941	69,879	12,459
Totals	$794,302	$87,867	$238,021	$52,765

We make estimates concerning the valuation of our investments and, as applicable, the recognition of declines in the value of our investments. For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to an available-for-sale debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we establish an allowance for credit loss. We then recognize the amount of the allowance in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. We regularly review the allowance for credit losses and recognize changes in the allowance in our results of operations. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. For held-to-maturity debt securities, we make estimates concerning expected credit losses at an aggregated level rather that monitoring individual debt securities for credit losses. We establish an allowance for expected credit losses based on an ongoing review of securities held, historical loss data, changes in issuer credit standing and other relevant factors. We utilize a probability-of-default methodology, which reflects current and forecasted economic conditions, to estimate the allowance for expected credit losses and recognize changes to the allowance in our results of operations. We held 914 debt securities that were in an unrealized loss position at June 30, 2023. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

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

Index
Financial data by segment for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$128,092	$126,854
Personal lines	88,168	77,274
GAAP premiums earned	216,260	204,128
Net investment income	10,157	8,204
Investment gains (losses)	2,504	(8,377)
Other	275	356
Total revenues	$229,196	$204,311
Income (loss) before income tax expense (benefit):
Underwriting loss:
Commercial lines	$(5,429)	$(4,848)
Personal lines	(6,424)	(8,170)
SAP underwriting loss	(11,853)	(13,018)
GAAP adjustments	1,649	2,842
GAAP underwriting loss	(10,204)	(10,176)
Net investment income	10,157	8,204
Investment gains (losses)	2,504	(8,377)
Other	(204)	(230)
Income (loss) before income tax expense (benefit)	$2,253	$(10,579)

Index
	Six Months Ended June 30,
	2023	2022
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$258,558	$251,183
Personal lines	172,935	152,194
GAAP premiums earned	431,493	403,377
Net investment income	19,607	16,063
Investment gains (losses)	2,173	(8,453)
Other	669	951
Total revenues	$453,942	$411,938
Income before income tax expense:
Underwriting loss:
Commercial lines	$(13,353)	$(4,773)
Personal lines	(5,562)	(3,528)
SAP underwriting loss	(18,915)	(8,301)
GAAP adjustments	6,086	6,554
GAAP underwriting loss	(12,829)	(1,747)
Net investment income	19,607	16,063
Investment gains (losses)	2,173	(8,453)
Other	(401)	(216)
Income before income tax expense	$8,550	$5,647

7 -	Borrowings

Lines of Credit

In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At June 30, 2023, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at an interest rate equal to the then-current Term SOFR rate plus 2.11%.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a fixed-rate cash advance of $35.0 million that was outstanding at June 30, 2023. The cash advance carries a fixed interest rate of 1.74% and is due in August 2024. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at June 30, 2023.

FHLB of Pittsburgh stock purchased and owned	$1,591,800
Collateral pledged, at par (carrying value $44,815,721)	48,536,995
Borrowing capacity currently available	7,079,872

Index
8 -	Share–Based Compensation

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

We recorded compensation expense related to our stock compensation plans of $249,481 and $241,645 for the three months ended June 30, 2023 and 2022, respectively, with a corresponding income tax benefit of $52,391 and $50,745, respectively. We recorded compensation expense related to our stock compensation plans of $501,254 and $485,785 for the six months ended June 30, 2023 and 2022, respectively, with a corresponding income tax benefit of $105,263 and $102,015, respectively. At June 30, 2023, we had $1.2 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 1.7 years.

We received cash from option exercises under all stock compensation plans during the three months ended June 30, 2023 and 2022 of $ 2.7 million and $11.2 million, respectively. We received cash from option exercises under all stock compensation plans during the six months ended June 30, 2023 and 2022 of $4.7 million and $11.3 million, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $ 66,955 and $264,659 for the three months ended June 30, 2023 and 2022, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $113,143 and $264,812 for the six months ended June 30, 2023 and 2022, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At June 30, 2023, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at June 30, 2023, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at June 30, 2023:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$75,410	$—	$75,410	$—
Obligations of states and political subdivisions	37,594	—	37,594	—
Corporate securities	192,991	—	192,991	—
Mortgage-backed securities	254,743	—	254,743	—
Equity securities	38,619	36,627	1,992	—
Total investments in the fair value hierarchy	$599,357	$36,627	$562,730	$—

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

At June 30, 2023 and December 31, 2022, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2016 through 2022 remained open for examination at June 30, 2023. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $8.1 million for our net state operating loss carryforward. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $42.1 million and $39.8 million at June 30, 2023 and December 31, 2022, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

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

We summarize activity in our insurance subsidiaries’ liabilities for losses and loss expenses as follows:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Balance at January 1	$1,121,046	$1,077,620
Less reinsurance recoverable	(451,184)	(451,261)
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1	1,132	—
Net balance at January 1	670,994	626,359
Incurred related to:
Current year	297,801	283,906
Prior years	(8,460)	(24,415)
Total incurred	289,341	259,491
Paid related to:
Current year	129,999	112,253
Prior years	152,890	130,441
Total paid	282,889	242,694
Net balance at end of period	677,446	643,156
Plus reinsurance recoverable	445,237	440,198
Balance at end of period	$1,122,683	$1,083,354

Index
Our insurance subsidiaries recognized a decrease in their liabilities for losses and loss expenses of prior years of $8.5 million and $24.4 million for the six months ended June 30, 2023 and 2022, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2023 development represented 1.3% of the December 31, 2022 net carried reserves and resulted from lower-than-expected loss emergence or severity primarily in the commercial automobile, workers’compensation and homeowners lines of business. The majority of the 2023 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO. The 2022 development represented 3.9% of the December 31, 2021 net carried reserves and resulted primarily from lower-than-expected loss emergence or severity in nearly all lines of business. The majority of the 2022 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the six months ended June 30, 2023.

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

Held-to-Maturity Fixed-Maturity Securities

The following table presents the balances for fixed maturities classified as held-to-maturity, net of the allowance for expected credit losses, at June 30, 2023 and 2022 and changes in the allowance for expected credit losses for the three and six months ended June 30, 2023 and 2022.

	At and For the Three Months Ended June 30, 2023		At and For the Three Months Ended June 30, 2022
	Held-to- Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Held-to- Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$693,779	$1,355	$690,691	$—
Current period change for expected credit losses		(31)		—
Balance at end of period	$685,402	$1,324	$700,335	$—

	At and For the Six Months Ended June 30, 2023		At and For the Six Months Ended June 30, 2022
	Held-to- Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Held-to- Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$688,439	$—	$668,105	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1		1,268		—
Current period change for expected credit losses		56		—
Balance at end of period	$685,402	$1,324	$700,335	$—

Reinsurance Receivable

The following table presents the balances for reinsurance receivable, net of the allowance for expected credit losses, at June 30, 2023 and 2022, and the changes in the allowance for expected credit losses for the three and six months ended June 30, 2023 and 2022.

	At and For the Three Months Ended June 30, 2023		At and For the Three Months Ended June 30, 2022
	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$460,681	$1,467	$448,296	$—
Current period change for expected credit losses		100		—
Balance at end of period	$450,680	$1,567	$445,151	$—

Index
	At and For the Six Months Ended June 30, 2023		At and For the Six Months Ended June 30, 2022
	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$456,522	$—	$455,411	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1		1,132		—
Current period change for expected credit losses		435		—
Balance at end of period	$450,680	$1,567	$445,151	$—

13 -	Impact of New Accounting Standards

In September 2016, the FASB issued guidance that amended previous guidance on the impairment of financial instruments by adding an impairment model that requires an entity to recognize expected credit losses as an allowance rather than impairments as credit losses are incurred. The intent of this guidance is to reduce complexity and result in a more timely recognition of expected credit losses. In November 2019, the FASB issued guidance that delayed the effective date for “smaller reporting companies,” as defined in Item 10(f)(1) of Regulation S-K, to annual and interim reporting periods beginning after December 15, 2022 from December 15, 2019. We were a smaller reporting company at the time this guidance was issued, and our adoption of this guidance on January 1, 2023 resulted in an after-tax decrease in retained earnings of $1.9 million. The adoption of this guidance did not have a significant impact on our results of operations or cash flows.

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

Critical Accounting Policies and Estimates

We combine our financial statements with those of our insurance subsidiaries and present our financial statements on a consolidated basis in accordance with United States generally accepted accounting principles (“GAAP”).

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

Index
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in subsequent years due to a number of factors, including supply chain disruption, higher used automobile values, lengthening of repair completion times, increases in the cost of replacement automobile parts and rising labor rates. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of building materials, availability of skilled labor, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items.  To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at June 30, 2023. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $6.8 million.

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

Index
Our insurance subsidiaries’ liabilities for losses and loss expenses by major line of business at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Commercial lines:
Automobile	$176,673	$174,833
Workers’ compensation	122,137	120,539
Commercial multi-peril	208,133	203,567
Other	27,657	23,071
Total commercial lines	534,600	522,010
Personal lines:
Automobile	107,362	108,715
Homeowners	23,151	28,481
Other	12,333	10,656
Total personal lines	142,846	147,852
Total commercial and personal lines	677,446	669,862
Plus reinsurance recoverable	445,237	451,184
Total liabilities for losses and loss expenses	$1,122,683	$1,121,046

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

Index
Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at June 30, 2023	Percentage Change in Stockholders’ Equity at June 30, 2023(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2022	Percentage Change in Stockholders’ Equity at December 31, 2022(1)
		(dollars in thousands)
(10.0)%	$609,701	11.0%	$602,876	10.9%
(7.5)	626,638	8.3	619,622	8.2
(5.0)	643,574	5.5	636,369	5.5
(2.5)	660,510	2.8	653,115	2.7
Base	677,446	—	669,862	—
2.5	694,382	(2.8)	686,609	(2.7)
5.0	711,318	(5.5)	703,355	(5.5)
7.5	728,254	(8.3)	720,102	(8.2)
10.0	745,191	(11.0)	736,848	(10.9)

(1)	Net of income tax effect.

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

Index
The following table provides a reconciliation of our net premiums earned to our net premiums written for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net premiums earned	$216,260	$204,128	$431,493	$403,377
Change in net unearned premiums	10,252	14,318	32,323	33,511
Net premiums written	$226,512	$218,446	$463,816	$436,888

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

Index
Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP Combined Ratios (Total Lines)
Loss ratio - core losses	55.0%	57.1%	55.8%	57.9%
Loss ratio - weather-related losses	9.1	9.6	7.8	6.8
Loss ratio - large fire losses	5.9	6.6	5.5	5.7
Loss ratio - net prior-year reserve development	(0.1)	(3.9)	(2.0)	(6.1)
Loss ratio	69.9	69.4	67.1	64.3
Expense ratio	34.2	35.0	35.3	35.4
Dividend ratio	0.6	0.6	0.6	0.7
Combined ratio	104.7%	105.0%	103.0%	100.4%

Statutory Combined Ratios
Commercial lines:
Automobile	101.9%	100.1%	99.1%	94.7%
Workers’ compensation	95.7	78.7	91.0	87.8
Commercial multi-peril	111.8	119.5	113.3	109.8
Other	95.7	87.1	88.2	79.9
Total commercial lines	103.6	101.6	101.8	97.6
Personal lines:
Automobile	104.4	104.0	104.1	98.9
Homeowners	103.4	123.5	101.8	115.9
Other	105.9	51.3	77.4	47.6
Total personal lines	104.3	107.5	101.6	101.2
Total commercial and personal lines	103.8	103.8	101.7	99.0

Index
Results of Operations - Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the second quarter of 2023 were $216.3 million, an increase of $12.2 million, or 5.9%, compared to $204.1 million for the second quarter of 2022, primarily reflecting solid premium retention and renewal premium increases.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the second quarter of 2023 were $226.5 million, an increase of $8.1 million, or 3.7%, from the $218.4 million of net premiums written for the second quarter of 2022. Commercial lines net premiums written decreased $4.3 million, or 3.2%, for the second quarter of 2023 compared to the second quarter of 2022. Personal lines net premiums written increased $12.4 million, or 14.8%, for the second quarter of 2023 compared to the second quarter of 2022. We attribute the decrease in commercial lines net premiums written primarily to planned attrition in states we are exiting or have targeted for profit improvement, lower new business writings and reinsurance reinstatement premiums on our property excess of loss reinsurance program, offset partially by strong premium retention and a continuation of renewal premium increases in lines other than workers’ compensation. We attribute the increase in personal lines net premiums written primarily to renewal premium increases and strong premium retention.

Investment Income. Our net investment income was $10.2 million for the second quarter of 2023, an increase of $2.0 million, or 23.8%, compared to $8.2 million for the second quarter of 2022. We attribute the increase primarily to an increase in the average investment yield relative to the second quarter of 2022.

Net Investment Gains (Losses). Net investment gains for the second quarter of 2023 were $2.5 million, compared to net investment losses of $8.4 million for the second quarter of 2022. The net investment gains and losses for the second quarter of 2023 and 2022, respectively, resulted primarily from the net change in unrealized gains and losses within our equity securities portfolio at June 30, 2023 and 2022, respectively. We did not recognize any impairment losses for individual securities in our investment portfolio during the second quarter of 2023 or 2022.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 69.9% for the second quarter of 2023, an increase from our insurance subsidiaries’ loss ratio of 69.4% for the second quarter of 2022. We attribute this increase primarily to a decreased benefit of net favorable development of reserves for losses incurred in prior accident years. Loss ratios for both periods for the automobile and property lines of business reflected the impact of higher costs of labor, parts and materials. Weather-related losses were $19.7 million, or 9.1 percentage points of the loss ratio, for the second quarter of 2023, compared to $19.6 million, or 9.6 percentage points of the loss ratio, for the second quarter of 2022. The impact of weather-related loss activity to the loss ratio for the second quarter of 2023 was higher than our previous five-year average of 8.9 percentage points for second quarter weather-related losses. Large fire losses for the second quarter of 2023 were $12.7 million, or 5.9 percentage points of the loss ratio, compared to $13.4 million, or 6.6 percentage points of the loss ratio, for the second quarter of 2022. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 67.9% for the second quarter of 2023, compared to 66.2% for the second quarter of 2022, primarily due to an increase in the workers’ compensation loss ratio. The personal lines statutory loss ratio of our insurance subsidiaries decreased to 73.4% for the second quarter of 2023, compared to 75.2% for the second quarter of 2022. We attribute this decrease primarily to a decrease in the homeowners loss ratio. Our insurance subsidiaries experienced negligible favorable loss reserve development for the second quarter of 2023, compared to $7.9 million that decreased the loss ratio for the second quarter of 2022 by 3.9 percentage points.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 34.2% for the second quarter of 2023, compared to 35.0% for the second quarter of 2022. The decrease in the expense ratio primarily reflected lower underwriting-based incentive costs for our agents and employees for the second quarter of 2023 compared to the prior-year quarter.

Index
Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 104.7% and 105.0% for the second quarter of 2023 and 2022, respectively. We attribute the decrease in the combined ratio primarily to a decrease in the expense ratio for the second quarter of 2023 compared to the second quarter of 2022.

Income Tax Expense (Benefit). We recorded income tax expense of $256,055 for the second quarter of 2023, representing an effective tax rate of 11.4%. We recorded an income tax benefit of $2.4 million for the second quarter of 2022. The income tax expense (benefit) for the second quarter of 2023 and 2022 represented estimates based on our projected annual taxable income and effective tax rates.

Net Income (Loss) and Net Income (Loss) Per Share. Our net income for the second quarter of 2023 was $2.0 million, or $.06 per share of Class A common stock on a diluted basis and $.05 per share of Class B common stock, compared to a net loss of $8.2 million, or $.26 per share of Class A common stock and $.24 per share of Class B common stock, for the second quarter of 2022. We had 27.5 million and 26.6 million Class A shares outstanding at June 30, 2023 and 2022, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Results of Operations - Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first half of 2023 were $431.5 million, an increase of $28.1 million, or 7.0%, compared to $403.4 million for the first half of 2022, primarily reflecting solid premium retention and renewal premium increases.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the first half of 2023 were $463.8 million, an increase of $26.9 million, or 6.2%, from the $436.9 million of net premiums written for the first half of 2022. Commercial lines net premiums written increased $1.8 million, or 0.6%, for the first half of 2023 compared to the first half of 2022. Personal lines net premiums written increased $25.1 million, or 16.1%, for the first half of 2023 compared to the first half of 2022. We attribute the increase in commercial lines net premiums written primarily to strong premium retention and a continuation of renewal premium increases in lines other than workers’ compensation, offset partially by planned attrition in states we are exiting or have targeted for profit improvement, lower new business writings and reinsurance reinstatement premiums on our property excess of loss reinsurance program. We attribute the increase in personal lines net premiums written primarily to renewal premium increases and strong premium retention.

Investment Income. Our net investment income was $19.6 million for the first half of 2023, an increase of $3.5 million, or 22.1%, compared to $16.1 million for the first half of 2022. We attribute the increase primarily to an increase in the average investment yield relative to the first half of 2022.

Net Investment Gains (Losses). Net investment gains for the first half of 2023 were $2.2 million, compared to net investment losses of $8.5 million for the first half of 2022. The net investment gains and losses for the first half of 2023 and 2022, respectively, resulted primarily from the net change in unrealized gains and losses within our equity securities portfolio at June 30, 2023 and 2022, respectively. We did not recognize any impairment losses for individual securities in our investment portfolio during the first half of 2023 or 2022.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 67.1% for the first half of 2023, an increase from our insurance subsidiaries’ loss ratio of 64.3% for the first half of 2022. We attribute this increase primarily to increased weather-related losses and a decreased benefit of net favorable development of reserves for losses incurred in prior accident years. Loss ratios for both periods for the automobile and property lines of business reflected the impact of higher costs of labor, parts and materials. Weather-related losses of $33.8 million, or 7.8 percentage points of the loss ratio, for the first half of 2023, increased from $27.5 million, or 6.8 percentage points of the loss ratio, for the first half of 2022. The impact of weather-related loss activity to the loss ratio for the first half of 2023 was higher than our previous five-year average of 6.8 percentage points for first half weather-related losses. Large fire losses for the first half of 2023 were $23.6 million, or 5.5 percentage points of the loss ratio, compared to $23.0 million, or 5.7 percentage points of the loss ratio, for the first half of 2022. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 65.5% for the first half of 2023, compared to 61.6% for the first half of 2022, primarily due to increases in the commercial automobile, workers’ compensation and commercial multi-peril loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries increased to 70.0% for the first half of 2023, compared to 69.2% for the first half of 2022. We attribute this increase primarily to an increase in the personal automobile loss ratio. Our insurance subsidiaries experienced favorable loss reserve development for the first half of 2023 of approximately $8.5 million that decreased the loss ratio by 2.0 percentage points, compared to $24.4 million that decreased the loss ratio for the first half of 2022 by 6.1 percentage points. Our insurance subsidiaries experienced favorable development primarily in the commercial automobile, workers’ compensation and homeowners lines of business for the first half of 2023, with the majority of the impact relating to reserves for accident years 2021 and 2020.

Index
Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 35.3% for the first half of 2023, compared to 35.4% for the first half of 2022. The modest decrease in the expense ratio primarily reflected lower underwriting-based incentive costs for our agents and employees for the first half of 2023 compared to the first half of 2022.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 103.0% and 100.4% for the first half of 2023 and 2022, respectively. We attribute the increase in the combined ratio primarily to an increase in the loss ratio for the first half of 2023 compared to the first half of 2022.

Income Tax Expense. We recorded income tax expense of $1.3 million and $709,888 for the first half of 2023 and 2022, respectively, representing effective tax rates of 15.8% and 12.5%, respectively. The income tax expense for the first half of 2023 and 2022 represented estimates based on our projected annual taxable income and effective tax rates.

Net Income and Net Income Per Share. Our net income for the first half of 2023 was $7.2 million, or $.22 per share of Class A common stock on a diluted basis and $.20 per share of Class B common stock, compared to $4.9 million, or $.16 per share of Class A common stock on a diluted basis and $.14 per share of Class B common stock, for the first half of 2022. We had 27.5 million and 26.6 million Class A shares outstanding at June 30, 2023 and 2022, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first half of 2023 and 2022 of $13.1 million and $35.0 million, respectively.

At June 30, 2023, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at an interest rate equal to the then-current Term SOFR rate plus 2.11%. At June 30, 2023, Atlantic States had a $35.0 million outstanding advance with the FHLB of Pittsburgh that carries a fixed interest rate of 1.74%.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the six months ended June 30, 2023 or 2022. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through June 30, 2023.

On July 20, 2023, our board of directors declared quarterly cash dividends of $.17 per share of our Class A common stock and $.1525 per share of our Class B common stock, payable on August 15, 2023 to our stockholders of record as of the close of business on August 1, 2023. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us.  Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2022 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin.  Our insurance subsidiaries did not pay any dividends to us during the first six months of 2023. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2023 are $26.4 million from Atlantic States, $6.5 million from Southern, $6.0 million from Peninsula and $7.5 million from MICO, or a total of approximately $46.4 million.

At June 30, 2023, we had no material commitments for capital expenditures.

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

 There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2022 through June 30, 2023.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2023, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Donegal Mutual implemented a new application system that Donegal Mutual and our insurance subsidiaries began to utilize during 2021 for the allocation of expenses and, beginning in 2022, for reinsurance premiums and commissions. Donegal Mutual and our insurance subsidiaries expanded the utilization of this application system in 2023 to include the preparation of financial statements based on SAP state insurance regulators prescribe or permit. The SAP financial statements of our insurance subsidiaries serve as the starting point for our financial statements prepared using GAAP. The new application system provides for further automation of, and enhanced internal controls over, these processes. The implementation of the new system is part of a multi-year accounting systems and process modernization initiative Donegal Mutual is implementing to achieve various benefits for Donegal Mutual and our insurance subsidiaries, including streamlined financial reporting workflows and a more efficient control environment.

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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2022 Annual Report on Form 10-K that we filed with the SEC on March 6, 2023. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the six months ended June 30, 2023.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1-30, 2023	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #2 May 1-31, 2023	Class A – 46,000 Class B – None	Class A – $14.70 Class B – None	Class A – 46,000 Class B – None	(1)

Month #3 June 1-30, 2023	Class A – 177,058 Class B – None	Class A – $15.51 Class B – None	Class A – 177,058 Class B – None	(1)

Total	Class A – 223,058 Class B – None	Class A – $15.34 Class B – None	Class A – 223,058 Class B – None

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

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not Applicable.

Item 5.	Other Information.

None.

Index
Item 6.	Exhibits.

Exhibit No.	Description

10.1	Amendment to Discretionary Loan Agreement between Donegal Group Inc. and M&T Bank dated September 24, 2021 – terms effective as of June 30, 2023 benchmark transition event.	Filed herewith

Exhibit 31.1	Certification of Chief Executive Officer	Filed herewith

Exhibit 31.2	Certification of Chief Financial Officer	Filed herewith

Exhibit 32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code	Filed herewith

Exhibit 32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code	Filed herewith

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

August 4, 2023	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

August 4, 2023	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President
and Chief Financial Officer