Form 10-Q
period 2023-09-30
DONEGAL GROUP INC
filed 2023-11-03
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,668,853 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on November 1, 2023.

DONEGAL GROUP INC.

Index
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (net of allowance for expected credit losses of $1,358,977 and $0)	$683,911,746	$688,439,360
Available for sale, at fair value	566,539,622	523,791,931
Equity securities, at fair value	35,463,958	35,104,840
Short-term investments, at cost, which approximates fair value	20,370,551	57,321,111
Total investments	1,306,285,877	1,304,657,242
Cash	23,718,830	25,123,332
Accrued investment income	10,477,007	8,861,292
Premiums receivable	188,633,601	173,846,294
Reinsurance receivable (net of allowance for expected credit losses of $1,604,771 and $0)	437,888,614	456,522,223
Deferred policy acquisition costs	77,920,996	73,170,230
Deferred tax asset, net	23,790,808	21,603,017
Prepaid reinsurance premiums	173,147,044	160,591,399
Property and equipment, net	2,673,580	2,755,105
Accounts receivable - securities	—	1,842
Federal income taxes recoverable	7,974,138	8,510,897
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,183,162	1,123,098
Total assets	$2,260,277,021	$2,243,349,335
Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$1,113,354,318	$1,121,045,758
Unearned premiums	617,325,983	577,653,130
Accrued expenses	4,107,224	4,226,390
Reinsurance balances payable	7,454,490	3,495,824
Borrowings under lines of credit	35,000,000	35,000,000
Cash dividends declared to stockholders	—	5,296,990
Due to affiliate	1,189,483	5,173,289
Other	8,505,945	7,864,942
Total liabilities	1,786,937,443	1,759,756,323
Stockholders’ Equity
Preferred stock, $0.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $0.01 par value, authorized 50,000,000 shares, issued 30,629,636 and 30,120,263 shares and outstanding 27,627,048 and 27,117,675 shares	306,297	301,203
Class B common stock, $0.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	333,559,263	325,601,647
Accumulated other comprehensive loss	(50,295,321)	(41,703,747)
Retained earnings	230,939,204	240,563,774
Treasury stock, at cost	(41,226,357)	(41,226,357)
Total stockholders’ equity	473,339,578	483,593,012
Total liabilities and stockholders’ equity	$2,260,277,021	$2,243,349,335

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Loss
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Revenues:
Net premiums earned	$224,392,849	$206,121,826
Investment income, net of investment expenses	10,536,488	8,568,671
Net investment losses (includes ($237,611) and $371,194 accumulated other comprehensive income reclassifications)	(1,242,521)	(2,357,634)
Lease income	85,663	91,679
Installment payment fees	155,771	413,706
Total revenues	233,928,250	212,838,248
Expenses:
Net losses and loss expenses	156,683,024	155,754,256
Amortization of deferred policy acquisition costs	39,332,000	35,513,000
Other underwriting expenses	37,155,385	33,411,529
Policyholder dividends	1,399,310	1,239,154
Interest	156,318	71,430
Other expenses, net	207,127	218,083
Total expenses	234,933,164	226,207,452
Loss before income tax benefit	(1,004,914)	(13,369,204)
Income tax benefit (includes ($49,898) and $77,951 income tax (benefit) expense from reclassification items)	(199,613)	(2,993,333)
Net loss	$(805,301)	$(10,375,871)
Net loss per share:
Class A common stock - basic and diluted	$(0.02)	$(0.33)
Class B common stock - basic and diluted	$(0.02)	$(0.30)

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Net loss	$(805,301)	$(10,375,871)
Other comprehensive loss, net of tax
Unrealized loss on securities:
Unrealized holding loss during the period, net of income tax benefit of $1,992,787 and $4,572,428	(8,085,494)	(17,201,046)
Reclassification adjustment for losses (gains) included in net loss, net of income tax (benefit) expense of ($49,898) and $77,951	187,713	(293,243)
Other comprehensive loss	(7,897,781)	(17,494,289)
Comprehensive loss	$(8,703,082)	$(27,870,160)

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of  Income (Loss)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Revenues:
Net premiums earned	$655,886,046	$609,498,939
Investment income, net of investment expenses	30,143,025	24,631,398
Net investment gains (losses) (includes ($2,289,648) and $824,409 accumulated other comprehensive income reclassifications)	930,302	(10,810,594)
Lease income	261,718	294,529
Installment payment fees	648,849	1,161,842
Total revenues	687,869,940	624,776,114
Expenses:
Net losses and loss expenses	446,023,609	415,245,619
Amortization of deferred policy acquisition costs	115,065,000	104,867,000
Other underwriting expenses	113,715,159	106,753,031
Policyholder dividends	4,088,288	4,176,649
Interest	463,911	464,188
Other expenses, net	968,976	991,671
Total expenses	680,324,943	632,498,158
Income (loss) before income tax expense (benefit)	7,544,997	(7,722,044)
Income tax expense (benefit) (includes ($480,826) and $173,126 income tax (benefit) expense from reclassification items)	1,149,279	(2,283,445)
Net income (loss)	$6,395,718	$(5,438,599)
Net income (loss) per share:
Class A common stock - basic and diluted	$0.20	$(0.17)
Class B common stock - basic and diluted	$0.17	$(0.16)

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Net income (loss)	$6,395,718	$(5,438,599)
Other comprehensive loss, net of tax
Unrealized loss on securities:
Unrealized holding loss during the period, net of income tax benefit of $3,353,482 and $13,185,692	(13,204,298)	(49,603,320)
Reclassification adjustment for losses (gains) included in net income (loss), net of income tax (benefit) expense of ($480,826) and $173,126	1,808,822	(651,283)
Other comprehensive loss	(11,395,476)	(50,254,603)
Comprehensive loss	$(4,999,758)	$(55,693,202)

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Nine Months Ended September 30, 2023

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2022	30,120,263	5,649,240	$301,203	$56,492	$325,601,647	$(41,703,747)	$240,563,774	$(41,226,357)	$483,593,012
Issuance of common stock (stock compensation plans)	35,045	—	350	—	440,746	—	—	—	441,096
Share-based compensation	143,004	—	1,431	—	2,218,355	—	—	—	2,219,786
Net income	—	—	—	—	—	—	5,203,596	—	5,203,596
Cash dividends declared	—	—	—	—	—	—	(7,057)	—	(7,057)
Grant of stock options	—	—	—	—	114,724	—	(114,724)	—	—
Cumulative effect of adoption of updated guidance for credit losses at January 1, 2023	—	—	—	—	—	—	(1,895,902)	—	(1,895,902)
Other comprehensive income	—	—	—	—	—	4,007,638	—	—	4,007,638
Balance, March 31, 2023	30,298,312	5,649,240	$302,984	$56,492	$328,375,472	$(37,696,109)	$243,749,687	$(41,226,357)	$493,562,169
Issuance of common stock (stock compensation plans)	44,664	—	447	—	668,933	—	—	—	669,380
Share-based compensation	195,893	—	1,958	—	2,966,842	—	—	—	2,968,800
Net income	—	—	—	—	—	—	1,997,423	—	1,997,423
Cash dividends declared	—	—	—	—	—	—	(5,498,873)	—	(5,498,873)
Grant of stock options	—	—	—	—	61,749	—	(61,749)	—	—
Other comprehensive loss	—	—	—	—	—	(7,505,333)	—	—	(7,505,333)
Balance, June 30, 2023	30,538,869	5,649,240	$305,389	$56,492	$332,072,996	$(45,201,442)	$240,186,488	$(41,226,357)	$486,193,566
Issuance of common stock (stock compensation plans)	28,912	—	289	—	354,337	—	—	—	354,626
Share-based compensation	61,855	—	619	—	1,030,458	—	—	—	1,031,077
Net loss	—	—	—	—	—	—	(805,301)	—	(805,301)
Cash dividends declared	—	—	—	—	—	—	(5,536,609)	—	(5,536,609)
Grant of stock options	—	—	—	—	101,472	—	(101,472)	—	—
Reclassification of held to maturity transfer	—	—	—	—	—	2,803,902	(2,803,902)	—	—
Other comprehensive loss	—	—	—	—	—	(7,897,781)	—	—	(7,897,781)
Balance, September 30, 2023	30,629,636	5,649,240	$306,297	$56,492	$333,559,263	$(50,295,321)	$230,939,204	$(41,226,357)	$473,339,578

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

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$6,395,718	$(5,438,599)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	3,215,399	3,747,654
Net investment (gains) losses	(930,302)	10,810,594
Changes in assets and liabilities:
Losses and loss expenses	(7,691,440)	30,505,293
Unearned premiums	39,672,853	22,394,901
Premiums receivable	(14,787,307)	(12,881,975)
Deferred acquisition costs	(4,750,766)	(6,355,269)
Deferred income taxes	600,019	(2,645,695)
Reinsurance receivable	17,501,773	3,564,454
Prepaid reinsurance premiums	(12,555,645)	11,222,717
Accrued investment income	(1,615,715)	(1,608,978)
Due to affiliate	(3,983,806)	(1,342,121)
Reinsurance balances payable	3,958,666	(16,695)
Current income taxes	536,759	(4,150,265)
Accrued expenses	(119,166)	282,286
Other, net	580,936	1,811,243
Net adjustments	19,632,258	55,338,144
Net cash provided by operating activities	26,027,976	49,899,545
Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(25,226,609)	(68,902,605)
Purchases of fixed maturities, available for sale	(131,155,483)	(101,328,478)
Purchases of equity securities, available for sale	(5,128,994)	(12,488,733)
Maturity of fixed maturities:
Held to maturity	29,144,970	41,194,285
Available for sale	41,318,216	60,346,490
Sales of fixed maturities:
Available for sale	28,154,556	6,568,154
Sales of equity securities, available for sale	8,080,764	17,498,036
Net (purchases) sales of property and equipment	(44,701)	28,289
Net sales (purchases) of short-term investments	36,950,560	(23,968,454)
Net cash used in investing activities	(17,906,721)	(81,053,016)
Cash Flows from Financing Activities:
Cash dividends paid	(16,339,529)	(15,243,368)
Issuance of common stock	6,813,772	15,348,793
Net cash (used in) provided by financing activities	(9,525,757)	105,425
Net decrease in cash	(1,404,502)	(31,048,046)
Cash at beginning of period	25,123,332	57,709,375
Cash at end of period	$23,718,830	$26,661,329

Cash paid during period - Interest	$463,911	$464,188
Net cash paid during period - Taxes	$—	$4,500,000

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

At September 30, 2023, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At September 30, 2023, Donegal Mutual held approximately 44% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 71% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2023.

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

	Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net loss per share:
Numerator:
Allocation of net loss	$(671)	$(134)	$(8,714)	$(1,662)
Denominator:
Weighted-average shares outstanding	27,595	5,577	26,781	5,577
Basic net loss per share	$(0.02)	$(0.02)	$(0.33)	$(0.30)

Diluted net loss per share:
Numerator:
Allocation of net loss	$(671)	$(134)	$(8,714)	$(1,662)
Denominator:
Number of shares used in basic computation	27,595	5,577	26,781	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	—	—	—	—
Number of shares used in diluted computation	27,595	5,577	26,781	5,577
Diluted net loss per share	$(0.02)	$(0.02)	$(0.33)	$(0.30)

Index
	Nine Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss)	$5,421	$975	$(4,529)	$(910)
Denominator:
Weighted-average shares outstanding	27,391	5,577	26,216	5,577
Basic net income (loss) per share	$0.20	$0.17	$(0.17)	$(0.16)

Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$5,421	$975	$(4,529)	$(910)
Denominator:
Number of shares used in basic computation	27,391	5,577	26,216	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	117	—	—	—
Number of shares used in diluted computation	27,508	5,577	26,216	5,577
Diluted net income (loss) per share	$0.20	$0.17	$(0.17)	$(0.16)

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted net income per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Number of options to purchase Class A shares excluded	—	—	2,245,435	—

We did not include any effect of dilutive securities in the computation of diluted net loss per share for the three months ended September 30, 2023 because we sustained a net loss for the period. We did not include any effect of dilutive securities in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2022 because we sustained a net loss for the respective periods.

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

5 -	Investments

The amortized cost and estimated fair values of our fixed maturities at September 30, 2023 were as follows:

	Carrying Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
			(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$91,484	$55	$91,539	$—	$12,921	$78,618
Obligations of states and political subdivisions	379,764	298	380,062	454	75,269	305,247
Corporate securities	202,797	1,000	203,797	—	24,284	179,513
Mortgage-backed securities	9,867	6	9,873	—	748	9,125
Totals	$683,912	$1,359	$685,271	$454	$113,222	$572,503

Index
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$88,636	$—	$6,485	$82,151
Obligations of states and political subdivisions	42,173	7	6,634	35,546
Corporate securities	212,323	—	19,300	193,023
Mortgage-backed securities	285,619	—	29,799	255,820
Totals	$628,751	$7	$62,218	$566,540

At September 30, 2023, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $225.4 million and an amortized cost of $280.9 million. Our holdings at September 30, 2023 also included special revenue bonds with an aggregate fair value of $115.4 million and an amortized cost of $141.3 million. With respect to both categories of those bonds at September 30, 2023, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 47% and 36%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at September 30, 2023. Many of the issuers of the special revenue bonds we held at September 30, 2023 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

Index
We have segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We are amortizing this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $ 225,070 and $415,153 in other comprehensive loss during the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and December 31, 2022, net unrealized losses of $1.5 million and $4.7 million, respectively, remained within accumulated other comprehensive loss.

We show below the amortized cost and estimated fair value of our fixed maturities at September 30, 2023 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$22,133	$22,012
Due after one year through five years	106,022	98,950
Due after five years through ten years	251,366	217,144
Due after ten years	295,877	225,272
Mortgage-backed securities	9,873	9,125
Total held to maturity	$685,271	$572,503

Available for sale
Due in one year or less	$40,101	$39,458
Due after one year through five years	175,077	161,274
Due after five years through ten years	102,498	89,399
Due after ten years	25,456	20,589
Mortgage-backed securities	285,619	255,820
Total available for sale	$628,751	$566,540

The cost and estimated fair values of our equity securities at September 30, 2023 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$27,953	$8,014	$503	$35,464

The cost and estimated fair values of our equity securities at December 31, 2022 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$30,771	$5,666	$1,332	$35,105

Index
We present below gross gains and losses from investments and the change in the difference between fair value and cost of investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Gross realized gains:
Fixed maturities	$—	$326	$295	$998
Equity securities	108	400	393	1,243
Real estate	—	—	—	477
	108	726	688	2,718
Gross realized losses:
Fixed maturities	237	73	2,585	173
Equity securities	424	249	475	1,073
	661	322	3,060	1,246
Net realized (losses) gains	(553)	404	(2,372)	1,472
Gross unrealized gains on equity securities	(735)	117	3,940	123
Gross unrealized losses on equity securities	80	(2,879)	(547)	(12,406)
Fixed maturities - credit impairment charges	(35)	—	(91)	—
Net investment (losses) gains	$(1,243)	$(2,358)	$930	$(10,811)

We held fixed maturities with unrealized losses representing declines that we considered temporary at September 30, 2023 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$51,076	$1,224	$109,693	$18,182
Obligations of states and political subdivisions	38,870	1,965	281,436	79,938
Corporate securities	33,707	2,325	338,829	41,259
Mortgage-backed securities	89,676	3,221	175,269	27,326
Totals	$213,329	$8,735	$905,227	$166,705

Index
We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2022 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$90,245	$5,327	$47,238	$10,364
Obligations of states and political subdivisions	261,465	49,327	47,945	16,493
Corporate securities	298,706	22,272	72,959	13,449
Mortgage-backed securities	143,886	10,941	69,879	12,459
Totals	$794,302	$87,867	$238,021	$52,765

We make estimates concerning the valuation of our investments and, as applicable, the recognition of declines in the value of our investments. For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to an available-for-sale debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we establish an allowance for credit loss. We then recognize the amount of the allowance in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. We regularly review the allowance for credit losses and recognize changes in the allowance in our results of operations. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. For held-to-maturity debt securities, we make estimates concerning expected credit losses at an aggregated level rather that monitoring individual debt securities for credit losses. We establish an allowance for expected credit losses based on an ongoing review of securities held, historical loss data, changes in issuer credit standing and other relevant factors. We utilize a probability-of-default methodology, which reflects current and forecasted economic conditions, to estimate the allowance for expected credit losses and recognize changes to the allowance in our results of operations. We held 931 debt securities that were in an unrealized loss position at September 30, 2023. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

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

Index
Financial data by segment for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$135,432	$127,497
Personal lines	88,961	78,625
GAAP premiums earned	224,393	206,122
Net investment income	10,536	8,569
Investment losses	(1,243)	(2,358)
Other	242	505
Total revenues	$233,928	$212,838
Loss before income tax benefit:
Underwriting gain (loss):
Commercial lines	$9,957	$(12,100)
Personal lines	(20,016)	(9,126)
SAP underwriting loss	(10,059)	(21,226)
GAAP adjustments	(118)	1,430
GAAP underwriting loss	(10,177)	(19,796)
Net investment income	10,536	8,569
Investment losses	(1,243)	(2,358)
Other	(121)	216
Loss before income tax benefit	$(1,005)	$(13,369)

Index
	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$399,427	$378,680
Personal lines	256,459	230,819
GAAP premiums earned	655,886	609,499
Net investment income	30,143	24,631
Investment gains (losses)	930	(10,811)
Other	911	1,457
Total revenues	$687,870	$624,776
Income (loss) before income tax expense (benefit):
Underwriting loss:
Commercial lines	$(4,024)	$(16,873)
Personal lines	(24,950)	(12,654)
SAP underwriting loss	(28,974)	(29,527)
GAAP adjustments	5,968	7,984
GAAP underwriting loss	(23,006)	(21,543)
Net investment income	30,143	24,631
Investment gains (losses)	930	(10,811)
Other	(522)	1
Income (loss) before income tax expense (benefit)	$7,545	$(7,722)

7 -	Borrowings

Lines of Credit

In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At September 30, 2023, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at an interest rate equal to the then-current Term SOFR rate plus 2.11%.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a fixed-rate cash advance of $35.0 million that was outstanding at September 30, 2023. The cash advance carries a fixed interest rate of 1.74% and is due in August 2024. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at September 30, 2023.

FHLB of Pittsburgh stock purchased and owned	$1,591,800
Collateral pledged, at par (carrying value $42,167,218)	47,017,596
Borrowing capacity currently available	4,456,902

Index
8 -	Share–Based Compensation

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

We recorded compensation expense related to our stock compensation plans of $182,185 and $158,966 for the three months ended September 30, 2023 and 2022, respectively, with a corresponding income tax benefit of $38,259 and $33,383, respectively. We recorded compensation expense related to our stock compensation plans of $683,439 and $644,751 for the nine months ended September 30, 2023 and 2022, respectively, with a corresponding income tax benefit of $143,522 and $135,398, respectively. At September 30, 2023, we had $966,925 of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 1.5 years.

We received cash from option exercises under all stock compensation plans during the three months ended September 30, 2023 and 2022 of $ 848,891 and $2.9 million, respectively. We received cash from option exercises under all stock compensation plans during the nine months ended September 30, 2023 and 2022 of $5.5 million and $14.1 million, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $ 13,501 and $65,030 for the three months ended September 30, 2023 and 2022, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $126,644 and $329,842 for the nine months ended September 30, 2023 and 2022, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At September 30, 2023, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at September 30, 2023, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at September 30, 2023:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$82,151	$—	$82,151	$—
Obligations of states and political subdivisions	35,546	—	35,546	—
Corporate securities	193,023	—	193,023	—
Mortgage-backed securities	255,820	—	255,820	—
Equity securities	35,464	33,472	1,992	—
Total investments in the fair value hierarchy	$602,004	$33,472	$568,532	$—

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

At September 30, 2023 and December 31, 2022, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. Tax years 2016 through 2022 remained open for examination at September 30, 2023. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $8.1 million for our net state operating loss carryforward. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $43.4 million and $39.8 million at September 30, 2023 and December 31, 2022, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

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

We summarize activity in our insurance subsidiaries’ liabilities for losses and loss expenses as follows:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Balance at January 1	$1,121,046	$1,077,620
Less reinsurance recoverable	(451,184)	(451,261)
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1	1,132	—
Net balance at January 1	670,994	626,359
Incurred related to:
Current year	461,799	445,855
Prior years	(15,775)	(30,609)
Total incurred	446,024	415,246
Paid related to:
Current year	230,214	209,051
Prior years	204,842	170,129
Total paid	435,056	379,180
Net balance at end of period	681,962	662,425
Plus reinsurance recoverable	431,392	445,701
Balance at end of period	$1,113,354	$1,108,126

Index
Our insurance subsidiaries recognized a decrease in their liabilities for losses and loss expenses of prior years of $15.8 million and $30.6 million for the nine months ended September 30, 2023 and 2022, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2023 development represented 2.4% of the December 31, 2022 net carried reserves and resulted from lower-than-expected loss emergence or severity primarily in the commercial automobile, personal automobile and homeowners lines of business. The majority of the 2023 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO. The 2022 development represented 4.9% of the December 31, 2021 net carried reserves and resulted primarily from lower-than-expected loss emergence or severity in nearly all lines of business. The majority of the 2022 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the nine months ended September 30, 2023.

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

Held-to-Maturity Fixed-Maturity Securities

The following table presents the balances for fixed maturities classified as held-to-maturity, net of the allowance for expected credit losses, at September 30, 2023 and 2022 and changes in the allowance for expected credit losses for the three and nine months ended September 30, 2023 and 2022.

	At and For the Three Months Ended September 30, 2023		At and For the Three Months Ended September 30, 2022
	Held-to- Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Held-to- Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$685,402	$1,324	$700,335	$—
Current period change for expected credit losses		35		—
Balance at end of period	$683,912	$1,359	$696,392	$—

	At and For the Nine Months Ended September 30, 2023		At and For the Nine Months Ended September 30, 2022
	Held-to- Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Held-to- Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$688,439	$—	$668,105	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1		1,268		—
Current period change for expected credit losses		91		—
Balance at end of period	$683,912	$1,359	$696,392	$—

Reinsurance Receivable

The following table presents the balances for reinsurance receivable, net of the allowance for expected credit losses, at September 30, 2023 and 2022, and the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2023 and 2022.

	At and For the Three Months Ended September 30, 2023		At and For the Three Months Ended September 30, 2022
	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$460,681	$1,567	$445,151	$—
Current period change for expected credit losses		38		—
Balance at end of period	$437,889	$1,605	$451,847	$—

Index
	At and For the Nine Months Ended September 30, 2023		At and For the Nine Months Ended September 30, 2022
	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$456,522	$—	$455,411	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1		1,132		—
Current period change for expected credit losses		473		—
Balance at end of period	$437,889	$1,605	$451,847	$—

13 -	Impact of New Accounting Standards

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

Index
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in subsequent years due to a number of factors, including supply chain disruption, higher used automobile values, lengthening of repair completion times, increases in the cost of replacement automobile parts and rising labor rates. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of building materials, availability of skilled labor, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items.  To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at September 30, 2023. At September 30, 2023, for every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $6.8 million.

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

Index
Our insurance subsidiaries’ liabilities for losses and loss expenses by major line of business at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Commercial lines:
Automobile	$168,342	$174,833
Workers’ compensation	123,361	120,539
Commercial multi-peril	213,902	203,567
Other	28,022	23,071
Total commercial lines	533,627	522,010
Personal lines:
Automobile	108,285	108,715
Homeowners	27,467	28,481
Other	12,583	10,656
Total personal lines	148,335	147,852
Total commercial and personal lines	681,962	669,862
Plus reinsurance recoverable	431,392	451,184
Total liabilities for losses and loss expenses	$1,113,354	$1,121,046

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

Index
Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at September 30, 2023	Percentage Change in Stockholders’ Equity at September 30, 2023(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2022	Percentage Change in Stockholders’ Equity at December 31, 2022(1)
(dollars in thousands)
(10.0)%	$613,766	11.4%	$602,876	10.9%
(7.5)	630,815	8.5	619,622	8.2
(5.0)	647,864	5.7	636,369	5.5
(2.5)	664,913	2.8	653,115	2.7
Base	681,962	—	669,862	—
2.5	699,011	(2.8)	686,609	(2.7)
5.0	716,060	(5.7)	703,355	(5.5)
7.5	733,109	(8.5)	720,102	(8.2)
10.0	750,158	(11.4)	736,848	(10.9)

(1)	Net of income tax effect.

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

The following table provides a reconciliation of our net premiums earned to our net premiums written for the three and nine months ended September 30, 2023 and 2022:

Index
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net premiums earned	$224,393	$206,122	$655,886	$609,499
Change in net unearned premiums	(5,207)	107	27,117	33,618
Net premiums written	$219,186	$206,229	$683,003	$643,117

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

Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three and nine months ended September 30, 2023 and 2022:

Index
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP Combined Ratios (Total Lines)
Loss ratio - core losses	56.7%	60.8%	56.0%	58.8%
Loss ratio - weather-related losses	11.5	9.4	9.1	7.7
Loss ratio - large fire losses	4.9	8.4	5.3	6.6
Loss ratio - net prior-year reserve development	(3.3)	(3.0)	(2.4)	(5.0)
Loss ratio	69.8	75.6	68.0	68.1
Expense ratio	34.1	33.4	34.9	34.7
Dividend ratio	0.6	0.6	0.6	0.7
Combined ratio	104.5%	109.6%	103.5%	103.5%

Statutory Combined Ratios
Commercial lines:
Automobile	86.5%	107.0%	94.8%	98.7%
Workers’ compensation	97.7	105.9	93.1	93.9
Commercial multi-peril	114.8	125.0	113.8	114.9
Other	76.2	85.9	82.7	81.9
Total commercial lines	97.5	112.1	100.2	102.4
Personal lines:
Automobile	109.8	103.1	106.1	100.2
Homeowners	128.9	125.0	111.2	118.8
Other	46.4	54.6	81.3	49.9
Total personal lines	119.4	107.8	107.2	103.4
Total commercial and personal lines	105.2	110.1	102.9	102.8

Index
Results of Operations - Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the third quarter of 2023 were $224.4 million, an increase of $18.3 million, or 8.9%, compared to $206.1 million for the third quarter of 2022, primarily reflecting solid premium retention and renewal premium increases.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the third quarter of 2023 were $219.2 million, an increase of $13.0 million, or 6.3%, from the $206.2 million of net premiums written for the third quarter of 2022. Commercial lines net premiums written decreased $2.1 million, or 1.8%, for the third quarter of 2023 compared to the third quarter of 2022. Personal lines net premiums written increased $15.1 million, or 17.7%, for the third quarter of 2023 compared to the third quarter of 2022. We attribute the decrease in commercial lines net premiums written primarily to planned attrition in states we are exiting or have targeted for profit improvement and lower new business writings, offset partially by strong premium retention and a continuation of renewal premium increases in lines other than workers’ compensation. We attribute the increase in personal lines net premiums written primarily to renewal premium increases and strong policy retention.

Investment Income. Our net investment income was $10.5 million for the third quarter of 2023, an increase of $1.9 million, or 23.0%, compared to $8.6 million for the third quarter of 2022. We attribute the increase primarily to an increase in the average investment yield relative to the third quarter of 2022.

Net Investment Losses. Net investment losses for the third quarters of 2023 and 2022 were $1.2 million and $2.4 million, respectively. The net investment losses for the third quarters of 2023 and 2022, respectively, resulted primarily from the net change in unrealized gains and losses within our equity securities portfolio at September 30, 2023 and 2022, respectively. We did not recognize any impairment losses for individual securities in our investment portfolio during the third quarter of 2023 or 2022.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 69.8% for the third quarter of 2023, a decrease from our insurance subsidiaries’ loss ratio of 75.6% for the third quarter of 2022. We attribute this decrease primarily to decreased core losses and large fire losses, which we define as individual fire losses in excess of $50,000, offset partially by increased weather-related losses. Loss ratios for both periods for the automobile and property lines of business reflected the impact of higher costs of labor, parts and materials. Weather-related losses were $25.7 million, or 11.5 percentage points of the loss ratio, for the third quarter of 2023, compared to $19.4 million, or 9.4 percentage points of the loss ratio, for the third quarter of 2022. The impact of weather-related loss activity to the loss ratio for the third quarter of 2023 was higher than our previous five-year average of 9.3 percentage points for third quarter weather-related losses and the highest quarterly impact we have experienced over the past five years. Large fire losses for the third quarter of 2023 were $11.0 million, or 4.9 percentage points of the loss ratio, compared to $17.4 million, or 8.4 percentage points of the loss ratio, for the third quarter of 2022. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 60.9% for the third quarter of 2023, compared to 74.9% for the third quarter of 2022, primarily due to decreases in the commercial automobile, workers’ compensation and commercial multi-peril loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries increased to 86.8% for the third quarter of 2023, compared to 78.7% for the third quarter of 2022. We attribute this increase primarily to an increase in the personal automobile and homeowners loss ratios. Our insurance subsidiaries experienced favorable loss reserve development for the third quarter of 2023 of approximately $7.3 million that decreased the loss ratio by 3.3 percentage points, compared to $6.2 million that decreased the loss ratio for the third quarter of 2022 by 3.0 percentage points. Our insurance subsidiaries experienced favorable development primarily in the commercial automobile, personal automobile and other commercial lines of business for the third quarter of 2023, with the majority of the impact relating to reserves for accident years 2019 through 2022.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 34.1% for the third quarter of 2023, compared to 33.4% for the third quarter of 2022. The increase in the expense ratio primarily reflected higher technology costs related to our ongoing systems modernization initiatives for the third quarter of 2023 compared to the prior-year quarter.

Index
Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 104.5% and 109.6% for the third quarter of 2023 and 2022, respectively. We attribute the decrease in the combined ratio primarily to a decrease in the loss ratio for the third quarter of 2023 compared to the third quarter of 2022.

Income Tax Benefit. We recorded an income tax benefit of $199,613 and $3.0 million for the third quarter of 2023 and 2022, respectively. The income tax benefit for the third quarter of 2023 and 2022 represented estimates based on our projected annual taxable income and effective tax rates.

Net Loss and Net Loss Per Share. Our net loss for the third quarter of 2023 was $805,301, or $.02 per share of Class A common stock and $.02 per share of Class B common stock, compared to a net loss of $10.4 million, or $.33 per share of Class A common stock and $.30 per share of Class B common stock, for the third quarter of 2022. We had 27.6 million and 26.8 million Class A shares outstanding at September 30, 2023 and 2022, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Results of Operations - Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first nine months of 2023 were $655.9 million, an increase of $46.4 million, or 7.6%, compared to $609.5 million for the first nine months of 2022, primarily reflecting solid premium retention and renewal premium increases.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the first nine months of 2023 were $683.0 million, an increase of $39.9 million, or 6.2%, from the $643.1 million of net premiums written for the first nine months of 2022. Commercial lines net premiums written decreased $0.6 million, or 0.2%, for the first nine months of 2023 compared to the first nine months of 2022. Personal lines net premiums written increased $40.5 million, or 17.2%, for the first nine months of 2023 compared to the first nine months of 2022. We attribute the decrease in commercial lines net premiums written primarily to planned attrition in states we are exiting or have targeted for profit improvement, lower new business writings and reinsurance reinstatement premiums on our property excess of loss reinsurance program, offset partially by strong premium retention and a continuation of renewal premium increases in lines other than workers’ compensation. We attribute the increase in personal lines net premiums written primarily to renewal premium increases and strong policy retention.

Investment Income. Our net investment income was $30.1 million for the first nine months of 2023, an increase of $5.5 million, or 22.4%, compared to $24.6 million for the first nine months of 2022. We attribute the increase primarily to an increase in the average investment yield relative to the first nine months of 2022.

Net Investment Gains (Losses). Net investment gains for the first nine months of 2023 were $930,302, compared to net investment losses of $10.8 million for the first nine months of 2022. The net investment gains and losses for the first nine months of 2023 and 2022, respectively, resulted primarily from the net change in unrealized gains and losses within our equity securities portfolio at September 30, 2023 and 2022, respectively. We did not recognize any impairment losses for individual securities in our investment portfolio during the first nine months of 2023 or 2022.

Index
Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 68.0% for the first nine months of 2023, a modest decrease from our insurance subsidiaries’ loss ratio of 68.1% for the first nine months of 2022. We attribute this decrease primarily to decreased core losses and large fire losses, virtually offset by increased weather-related losses and a decreased benefit of net favorable development of reserves for losses incurred in prior accident years. Loss ratios for both periods for the automobile and property lines of business reflected the impact of higher costs of labor, parts and materials. Weather-related losses of $59.5 million, or 9.1 percentage points of the loss ratio, for the first nine months of 2023, increased from $47.0 million, or 7.7 percentage points of the loss ratio, for the first nine months of 2022. The impact of weather-related loss activity to the loss ratio for the first nine months of 2023 was higher than our previous five-year average of 7.7 percentage points for weather-related losses incurred in the first nine months. Large fire losses for the first nine months of 2023 were $34.7 million, or 5.3 percentage points of the loss ratio, compared to $40.4 million, or 6.6 percentage points of the loss ratio, for the first nine months of 2022. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 63.9% for the first nine months of 2023, compared to 66.1% for the first nine months of 2022, primarily due to decreases in the commercial automobile, workers’ compensation and commercial multi-peril loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries increased to 75.2% for the first nine months of 2023, compared to 72.5% for the first nine months of 2022. We attribute this increase primarily to an increase in the personal automobile loss ratio. Our insurance subsidiaries experienced favorable loss reserve development for the first nine months of 2023 of approximately $15.8 million that decreased the loss ratio by 2.4 percentage points, compared to $30.6 million that decreased the loss ratio for the first nine months of 2022 by 5.0 percentage points. Our insurance subsidiaries experienced favorable development primarily in the commercial automobile, personal automobile and homeowners lines of business for the first nine months of 2023, with the majority of the impact relating to reserves for accident years 2019 through 2022.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 34.9% for the first nine months of 2023, compared to 34.7% for the first nine months of 2022. The modest increase in the expense ratio primarily reflected higher technology costs related to our ongoing systems modernization initiatives for the first nine months of 2023 compared to the first nine months of 2022.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 103.5% for the first nine months of 2023 and 2022. The unchanged combined ratio reflected modest decreases in the loss ratio and dividend ratio, offset by a modest increase in the expense ratio for the first nine months of 2023 compared to the first nine months of 2022.

Income Tax Expense (Benefit). We recorded income tax expense of $1.1 million for the first nine months of 2023, representing an effective tax rates of 15.2%. We recorded an income tax benefit of $2.3 million for the first nine months of 2022. The income tax expense and benefit for the first nine months of 2023 and 2022, respectively, represented estimates based on our projected annual taxable income and effective tax rates.

Net Income (Loss) and Net Income (Loss) Per Share. Our net income for the first nine months of 2023 was $6.4 million, or $.20 per share of Class A common stock on a diluted basis and $.17 per share of Class B common stock, compared to a net loss of $5.4 million, or $.17 per share of Class A common stock and $.16 per share of Class B common stock, for the first nine months of 2022. We had 27.6 million and 26.8 million Class A shares outstanding at September 30, 2023 and 2022, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first nine months of 2023 and 2022 of $26.0 million and $49.9 million, respectively.

Index
At September 30, 2023, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at an interest rate equal to the then-current Term SOFR rate plus 2.11%. At September 30, 2023, Atlantic States had a $35.0 million outstanding advance with the FHLB of Pittsburgh that carries a fixed interest rate of 1.74%.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the nine months ended September 30, 2023 or 2022. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through September 30, 2023.

On October 19, 2023, our board of directors declared quarterly cash dividends of $.17 per share of our Class A common stock and $.1525 per share of our Class B common stock, payable on November 15, 2023 to our stockholders of record as of the close of business on November 1, 2023. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us.  Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2022 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin.  Our insurance subsidiaries paid dividends to us of $6.0 million during the first nine months of 2023. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2023 are $26.4 million from Atlantic States, $6.5 million from Southern, $0 from Peninsula and $7.5 million from MICO, or a total of approximately $40.4 million.

At September 30, 2023, we had no material commitments for capital expenditures.

Equity Price Risk

Our portfolio of marketable equity securities, which we carry on our consolidated balance sheets at estimated fair value, has exposure to the risk of loss resulting from an adverse change in prices. We manage this risk by having our investment personnel perform an analysis of prospective investments and regular reviews of our portfolio of equity securities.

Index
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

 There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2022 through September 30, 2023.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at September 30, 2023, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Index
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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2022 Annual Report on Form 10-K that we filed with the SEC on March 6, 2023. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the nine months ended September 30, 2023.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1-31, 2023	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #2 August 1-31, 2023	Class A – 167,876 Class B – None	Class A – $14.76 Class B – None	Class A – 167,876 Class B – None	(1)

Month #3 September 1-30, 2023	Class A – 17,141 Class B – None	Class A – $14.66 Class B – None	Class A – 17,141 Class B – None	(1)

Total	Class A – 185,017 Class B – None	Class A – $14.76 Class B – None	Class A – 185,017 Class B – None

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

DONEGAL GROUP INC.

November 3, 2023	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

November 3, 2023	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer