Form 10-K
period 2023-12-31
DONEGAL GROUP INC
filed 2024-03-06
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐. No ☑.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $231,869,446.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 27,816,654 shares of Class A common stock and 5,576,775 shares of Class B common stock outstanding on March 1, 2024.

Documents Incorporated by Reference

The registrant incorporates by reference portions of the registrant’s definitive proxy statement relating to registrant’s annual meeting of stockholders to be held April 18, 2024 into Part III of this report.

DONEGAL GROUP INC.

(i)

Index
PART I

Item 1.	Business.

Introduction

Donegal Group Inc., or DGI, is an insurance holding company whose insurance subsidiaries and affiliates offer property and casualty insurance in 23 Mid-Atlantic, Midwestern, New England, Southern and Southwestern states. DGI has no significant business operations and is separate and distinct from its insurance subsidiaries. As used in this Form 10-K Report, the terms “we,” “us” and “our” refer to Donegal Group Inc. and its insurance subsidiaries. Our Class A common stock and our Class B common stock trade on the NASDAQ Global Select Market under the symbols “DGICA” and “DGICB,” respectively.

Donegal Mutual Insurance Company, or Donegal Mutual, organized us as an insurance holding company on August 26, 1986. At December 31, 2023, Donegal Mutual held approximately 44% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. Donegal Mutual’s ownership provides Donegal Mutual with approximately 71% of the combined voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to an intercompany pooling agreement and other intercompany agreements and transactions we describe in Note 3 of the Notes to Consolidated Financial Statements. While maintaining the separate corporate existence of each company, our insurance subsidiaries conduct business together with Donegal Mutual and its insurance subsidiaries as the Donegal Insurance Group. The Donegal Insurance Group is not a legal entity, is not an insurance company and does not issue or administer insurance policies. Rather, it is a trade name that refers to the group of insurance companies that are affiliated with Donegal Mutual.

At December 31, 2023, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. We set forth financial information about these segments in Note 19 of the Notes to Consolidated Financial Statements. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

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

We believe we have a substantial opportunity, as a well-capitalized regional insurance holding company with a solid business strategy, to grow profitably and compete effectively with larger national property and casualty insurers. Our downstream holding company structure, with Donegal Mutual holding approximately 71% of the combined voting power of our common stock, has proven its effectiveness and success over the 37 years of our existence. Over that time period, we have grown significantly in terms of revenue and financial strength, and the Donegal Insurance Group has developed an excellent reputation as a regional group of property and casualty insurers.

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

History and Organizational Structure

In the mid-1980’s, Donegal Mutual, as a mutual insurance company, recognized the desirability of developing additional sources of capital and surplus so it could remain competitive, expand its business and ensure its long-term viability.  Accordingly, Donegal Mutual determined that the implementation of a downstream holding company structure was a viable business strategy to accomplish that objective.  Thus, in 1986, Donegal Mutual formed us as a downstream holding company, and we incorporated in the state of Delaware as Donegal Group Inc. After Donegal Mutual formed us, we in turn formed Atlantic States Insurance Company, or Atlantic States, as our wholly owned property and casualty insurance company subsidiary.

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

In addition to Atlantic States, our insurance subsidiaries are Michigan Insurance Company, or MICO, The Peninsula Insurance Company and its wholly owned subsidiary, Peninsula Indemnity Company, or collectively, Peninsula, and Southern Insurance Company of Virginia, or Southern. Donegal Mutual has a 100% quota-share reinsurance agreement with Southern Mutual Insurance Company, or Southern Mutual, and Donegal Mutual places its assumed business from Southern Mutual into the underwriting pool. Donegal Mutual wholly owns and has a 100% quota-share reinsurance agreement with the Mountain States insurance subsidiaries. Beginning with policies effective in 2021, Donegal Mutual places its assumed business from the Mountain States insurance subsidiaries into the underwriting pool.

The following chart depicts our organizational structure, including all of our property and casualty insurance subsidiaries and affiliates:

Public Stockholders
49.6%(1)
50.4%(1)
Donegal Mutual Insurance Company
Donegal Group Inc.
Pooling Agreement
100%
100% Reinsurance
100%
100%
100%
100%
Michigan Insurance Company
Southern Insurance Company of Virginia
The Peninsula Insurance Company
Atlantic States Insurance Company
Mountain States Indemnity Company
Southern Mutual Insurance Company
100%
100%
Peninsula Indemnity Company
Mountain States Commercial Insurance Company

(1)
Because of the different relative voting power of our Class A common stock and our Class B common stock, our public stockholders hold approximately 29% of the combined voting power of our Class A common stock and our Class B common stock and Donegal Mutual holds approximately 71% of the combined voting power of our Class A common stock and our Class B common stock.

Index
Relationship with Donegal Mutual

Donegal Mutual provides facilities, management and other services to us and our insurance subsidiaries. In addition, Donegal Mutual purchases and maintains the information technology systems that support the business of Donegal Mutual and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in accordance with the relative participation of Donegal Mutual and Atlantic States in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for allocated costs of services Donegal Mutual provides on their behalf based on their proportion of the total direct premiums written of the Donegal Insurance Group and other metrics. Allocated expenses from Donegal Mutual for services it provided to Atlantic States and our other insurance subsidiaries totaled $219.0 million, $199.2 million and $186.6 million for 2023, 2022 and 2021, respectively.

Donegal Mutual is the employer of record for all personnel who provide services for our insurance subsidiaries. Donegal Mutual strives to maintain a culture that is based on integrity and respect, with an environment designed to facilitate excellent service to the agents and customers of the Donegal Insurance Group. At December 31, 2023, Donegal Mutual had 872 employees, of which 456 were based in its Marietta, Pennsylvania headquarters and 416 were based in regional offices or were permanent remote employees. There were 861 full-time employees and 11 part-time employees. Many of Donegal Mutual’s employees work remotely from their homes or follow a hybrid schedule that includes working several days in their assigned office to allow for enhanced collaboration and interaction with other employees. Donegal Mutual targets employee compensation that is competitive and consistent with an employee’s position, knowledge, experience and skill level. Donegal Mutual provides annual wage increases that are based on merit. Donegal Mutual provides an annual cash incentive plan for all of its employees that provides an opportunity for Donegal Mutual’s employees to earn a bonus as a percentage of their annual wages that varies based on the level of underwriting profit Donegal Insurance Group achieves for a calendar year. In addition, Donegal Mutual provides to its full-time employees a comprehensive employee benefits program, including medical, dental and vision insurance, paid time off, and a 401(k) retirement plan that includes company matching provisions. Donegal Mutual also provides substantial training, development and wellness programs and resources to its employees.

Our insurance subsidiaries have a catastrophe reinsurance agreement with Donegal Mutual, pursuant to which Donegal Mutual provides coverage for losses related to any catastrophic occurrence over a set retention of $3.0 million ($2.0 million for 2022 and 2021) for each participating insurance subsidiary, with a combined retention of $6.0 million ($5.0 million for 2022 and 2021) for a catastrophe involving a combination of participating insurance subsidiaries, up to the amount Donegal Mutual and our insurance subsidiaries retain under catastrophe reinsurance agreements with unaffiliated reinsurers. The purpose of the catastrophe reinsurance agreement is to lessen the effects of an accumulation of losses arising from one event to levels that are appropriate given each subsidiary’s size, underwriting profile and surplus.

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

Index
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

The coordinating committee also meets annually to review each existing agreement between Donegal Mutual and us or our insurance subsidiaries, including all reinsurance agreements between Donegal Mutual and our insurance subsidiaries. The purpose of this annual review is to examine the results of the agreements over the past year and, in the case of reinsurance agreements, over several years and to determine if the results of the existing agreements remain fair and equitable to us and our stockholders and fair and equitable to Donegal Mutual and its policyholders or if Donegal Mutual and we should mutually agree to certain adjustments to the terms of the agreements. In the case of reinsurance agreements, the annual adjustments typically relate to the reinsurance premiums and loss retention amounts. These agreements are ongoing in nature and will continue in effect throughout 2024 in the ordinary course of our business.

Our members on the coordinating committee, as of the date of this Form 10-K Report, are Barry C. Huber and Richard D. Wampler, II. Donegal Mutual’s members on the coordinating committee as of such date are Michael W. Brubaker and Michael K. Callahan, who replaced Cyril J. Greenya in January 2024. We refer to our proxy statement for our annual meeting of stockholders to be held on April 18, 2024 for further information about the members of the coordinating committee.

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

In the first quarter of 2024, our board of directors and the board of directors of Donegal Mutual each undertook a review of the relationships between Donegal Mutual and DGI and determined that continuing the current relationships and the current corporate structure of Donegal Mutual and DGI is in the best interests of DGI and its various constituencies.

Index
Business Strategy

We and Donegal Mutual are focused on several primary strategies, including achieving sustained excellent financial performance, strategically modernizing our operations and processes to transform our business, capitalizing on opportunities to grow profitably and delivering a superior experience to our agents and policyholders. Our strategies are designed to provide value to the policyholders of Donegal Mutual and our respective insurance subsidiaries and, ultimately, to provide value to our stockholders. The annual net premiums earned of our insurance subsidiaries have increased from $301.5 million in 2006 to $882.1 million in 2023, a compound annual growth rate of 6.5%.

The combined ratio of our insurance subsidiaries and that of the United States property and casualty insurance industry as computed using United States generally accepted accounting principles, or GAAP, and statutory accounting principles, or SAP, for the years 2019 through 2023 are shown in the following table:

	2023	2022	2021	2020	2019
Our GAAP combined ratio	104.4%	103.3%	101.0%	96.0%	99.5%
Our SAP combined ratio	104.2	103.3	100.8	95.4	98.7
Industry SAP combined ratio (1)	103.7	103.1	99.6	98.4	98.9

(1)	As reported (projected for 2023) by A.M. Best Company.

We and Donegal Mutual believe we can continue to expand our insurance operations over time through organic growth and acquisitions of, or affiliations with, other insurance companies. Our insurance subsidiaries and Donegal Mutual seek to increase their premium base by making quality independent agency appointments, enhancing their competitive position within each agency, introducing new and enhanced insurance products and developing and maintaining automated systems to improve service, communications and efficiency.

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

Index
Our insurance subsidiaries maintain discipline in their pricing by effecting rate increases to sustain or improve their underwriting results without unduly affecting their customer retention. In addition to appropriate pricing, our insurance subsidiaries seek to ensure that their premium rates are adequate relative to the risk exposures they insure. Our insurance subsidiaries review loss trends on a regular basis to identify changes in the frequency and severity of their claims and to assess the adequacy of their rates and underwriting standards. Our insurance subsidiaries also carefully monitor and audit the information they use to price their policies for the purpose of enabling them to receive an adequate level of premiums for the risk they assume. For example, our insurance subsidiaries audit the payroll data of their workers’ compensation customers to verify that the assumptions used to price a particular policy were accurate. By implementing appropriate rate increases and understanding the risks our insurance subsidiaries agree to insure, our insurance subsidiaries seek to achieve consistent underwriting profitability.

Our insurance subsidiaries monitor the performance of the product lines they underwrite and the geographies in which they offer their insurance products. Our insurance subsidiaries take specific actions to remediate underperforming product lines or geographies that include pricing increases, underwriting adjustments, reunderwriting initiatives as well as discontinuing a given product or withdrawing from a geography when our insurance subsidiaries determine they cannot reasonably expect to generate targeted profitability over time. For example, our insurance subsidiaries ceased writing new commercial lines policies and began non-renewing all existing commercial lines accounts in the states of Georgia and Alabama during 2023. Our insurance subsidiaries took this action after determining that they could not reasonably expect to generate targeted profitability within a reasonable period of time for commercial lines of business in those states.

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

Our insurance subsidiaries maintain stringent expense controls under direct supervision of their senior management. We centralize the processing and administrative activities of our insurance subsidiaries to realize operating synergies and better expense control. Our insurance subsidiaries utilize technology to automate much of their underwriting, claims and billing processes and to facilitate agency and policyholder communications on an efficient, timely and cost-effective basis. Our insurance subsidiaries have increased their annual premium per employee, a measure of efficiency that our insurance subsidiaries use to evaluate their operations, from approximately $470,000 in 1999 to approximately $1.2 million in 2023.

Return on invested assets is an important element of the financial results of our insurance subsidiaries. The investment strategy of our insurance subsidiaries is to generate an appropriate amount of after-tax income on invested assets while limiting the potential impact of equity market volatility and minimizing credit risk through investments in high-quality securities. As a result, our insurance subsidiaries seek to invest a high percentage of their assets in diversified, highly rated and marketable fixed-maturity instruments. The fixed-maturity portfolios of our insurance subsidiaries consist of both taxable and tax-exempt securities. Our insurance subsidiaries maintain a portion of their portfolios in short-term securities to provide liquidity for the payment of claims and operation of their respective businesses. Our insurance subsidiaries maintain a small percentage (2.0% at December 31, 2023) of their portfolios in equity securities that have a history of paying cash dividends or that our insurance subsidiaries expect will appreciate in value over time.

•	Strategically modernizing our operations and processes to transform our business.

In 2018, Donegal Mutual initiated a multi-year systems modernization project to replace its remaining legacy systems, streamline business processes and workflows and enhance data analytics and modeling capabilities. In February 2020, Donegal Mutual implemented the first release of new systems related to the project, and our insurance subsidiaries began to issue workers’ compensation policies from the new systems in the second quarter of 2020. In August 2021, Donegal Mutual implemented the second release of new systems related to the project, including a new agency portal and the rating, underwriting and policy issuance capabilities necessary to support the launch of new personal lines products, and our insurance subsidiaries began to issue new personal lines products from the new systems in the fourth quarter of 2021. In 2023, Donegal Mutual implemented two additional major releases of new systems, which included three commercial lines of business with enhanced straight-through-processing capabilities as well as dwelling fire and conversion of legacy homeowners renewal policies in two initial states. Over the next two years, Donegal Mutual expects to implement new systems for the remaining lines of business the Donegal Insurance Group issues currently and for the conversion of remaining legacy renewal policies of the Donegal Insurance Group.

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

We are focused on process excellence and have prepared a multi-year roadmap for addressing those opportunities. We are also expanding our data management personnel and capabilities to continually ensure the data upon which we rely for our business decisions and financial reporting is complete, accurate and secure. We have assigned an innovation task force the responsibility to research emerging technologies and identify potential technology solutions that might assist us in achieving our business strategies.

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

Our insurance subsidiaries execute a combined annual business plan with Donegal Mutual and its insurance subsidiaries. Within the past several years, we enhanced the annual planning process to ensure that we are directing efforts and resources toward geographic regions, market segments, product lines and classes of business that will give us the best opportunities to achieve sustained growth and profitability. As part of the planning process, we perform a detailed analysis of internal and external data with respect to each state within our operating regions. We assess state-specific marketing dynamics and opportunities, including an evaluation of the historical experience of our insurance subsidiaries. We then assign a strategic posture for each state and develop action plans to execute state-specific strategies for growth or reduction of premiums, agency distribution and enhanced profit generation over the next several years. As part of our property exposure management, we implemented tools that have allowed us to assign a strategic posture at a county level within each state. Our insurance subsidiaries utilize these tools to further manage and refine their concentrations of property risk exposure and to enhance their geographic risk diversification. We expect this strategy will reduce over time the overall impact of losses from severe weather events to the results of our insurance subsidiaries.

In recent years, the consolidation of independent agencies has accelerated, resulting in the acquisition of independent agencies from which our insurance subsidiaries and Donegal Mutual currently receive business by national cluster groups and aggregators. We have expanded our national accounts team that is responsible for the management and expansion of our relationships with these national agency groups. The national accounts team serves as a centralized point of contact for these groups and works directly with our regional sales and marketing teams to support and develop relationships with independent agents affiliated with national agency groups. We believe our relationships with existing and emerging national agency groups will continue to expand and that these groups represent a significant opportunity for profitable future growth.

Index
•	Delivering a superior experience to our agents and policyholders.

Donegal Mutual and our insurance subsidiaries strive to maintain technology comparable to that of their larger competitors. “Ease of doing business” is a critically important component of an insurer’s value to an independent agency. Our insurance subsidiaries provide fully automated underwriting and policy issuance portals that substantially ease data entry and facilitate the quoting and issuance of policies for the independent agents of our insurance subsidiaries. As a result, applications of the independent agents for our insurance subsidiaries can result in policy issuance without further re-entry of information. These systems also interface with the agency management systems of the independent agents of our insurance subsidiaries. In addition, we continue to explore and implement new agency relationship management solutions to expand the abilities of our insurance subsidiaries to manage their agency relationships and enhance their agency communications and interactions.

Our insurance subsidiaries also provide their independent agents with ongoing support to enable them to better attract and service customers, including:

•	training programs;

•	marketing support;

•	availability of a personal lines service center that provides comprehensive service for our personal lines policyholders;

•	availability of a commercial lines small business unit to monitor straight-through processing results and enhance turnaround time for responses to agents for less complicated commercial risks;

•
availability of a commercial lines service center, which is an optional service enhancement for agencies who prefer that we interact directly with their customers for mid-term policy coverage changes and other service requests; and

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

Index
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

Index
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

In recent years, we have taken actions to shift our business mix to a higher proportion of commercial business, where we believe we will continue to have opportunities to achieve profitable, sustainable long-term growth. Due to our decision to exit the commercial lines markets in Georgia and Alabama that reduced commercial lines premiums and the significant personal lines rate increases we implemented to restore profitability while maintaining strong policy retention rates that increased personal lines premiums, our 2023 business mix did not reflect this strategic shift that we expect will resume as we concentrate on profitable commercial growth opportunities in the future. We are executing state-specific strategies that include accelerating growth in states where we see opportunities for profitable growth and reducing exposures in states we have targeted for profit improvement. While we expect to place greater emphasis on commercial growth for the foreseeable future, we desire to maintain a profitable book of personal business to provide enhanced stability across our product portfolio and increase our brand value to our independent agents. Donegal Mutual and our insurance subsidiaries offer personal lines products in ten states through a modern, user-friendly online agency portal. These products feature comprehensive coverage options, modernized rating methodology, enhanced pricing segmentation, application of predictive analytical models and utilization of third-party data to augment pricing and risk selection. Due to ongoing inflationary pressures on loss costs, we carefully managed personal lines exposure growth in 2023, while implementing premium rate increases throughout the year. In 2024, we plan to continue implementing premium rate increases and managing exposures to restore the profitability of our personal lines segment.

Index
The following table sets forth the net premiums written of our insurance subsidiaries by line of insurance for the periods indicated:

	Year Ended December 31,
	2023		2022		2021
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial lines:
Automobile	$174,741	19.5%	$167,774	19.9%	$161,947	20.1%
Workers’ compensation	107,598	12.0	111,892	13.3	113,256	14.1
Commercial multi-peril	195,632	21.8	200,045	23.7	188,242	23.4
Other	50,458	5.7	51,135	6.0	49,229	6.1
Total commercial lines	528,429	59.0	530,846	62.9	512,674	63.7
Personal lines:
Automobile	215,957	24.1	181,129	21.5	170,578	21.2
Homeowners	139,688	15.6	120,087	14.2	109,974	13.7
Other	11,623	1.3	11,468	1.4	11,041	1.4
Total personal lines	367,268	41.0	312,684	37.1	291,593	36.3
Total business	$895,697	100.0%	$843,530	100.0%	$804,267	100.0%

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

In order to achieve underwriting profitability on a consistent basis, our insurance subsidiaries:

•	assess and select primarily standard and preferred risks;

•	adhere to disciplined underwriting guidelines;

•	seek to price risks appropriately based on exposure, risk characteristics, utilization of predictive models and application of underwriting judgment; and

•	utilize various types of risk management and loss control services.

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

Index
Distribution

Our insurance subsidiaries market their products primarily in the Mid-Atlantic, Midwestern, New England, Southern and Southwestern regions through approximately 2,200 independent insurance agencies. At December 31, 2023, the Donegal Insurance Group actively wrote business in 23 states (Arizona, Colorado, Delaware, Georgia, Illinois, Indiana, Iowa, Maine, Maryland, Michigan, Nebraska, New Hampshire, New Mexico, North Carolina, Ohio, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, and Wisconsin). Donegal Mutual includes the business it writes directly and assumes from the Mountain States insurance subsidiaries in five Southwestern states (Arizona, Colorado, New Mexico, Texas and Utah) in the pooling agreement between Donegal Mutual and Atlantic States. We believe the relationships of our insurance subsidiaries with their independent agents are valuable in identifying, obtaining and retaining profitable business. Our insurance subsidiaries maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business, and our insurance subsidiaries only appoint agencies with a strong underwriting history and potential growth capabilities. Our insurance subsidiaries also regularly evaluate the independent agencies that represent them based on their profitability and performance in relation to the objectives of our insurance subsidiaries. Our insurance subsidiaries seek to be among the top three insurers within each of their agencies for the lines of business our insurance subsidiaries write.

The following table sets forth the percentage of direct premiums our insurance subsidiaries write, including 80% of the direct premiums Donegal Mutual and Atlantic States include in the underwriting pool, in each of the states where they conducted a significant portion of their business in 2023:

Pennsylvania	36.7%
Michigan	15.9
Maryland	8.7
Delaware	6.6
Virginia	6.3
Ohio	3.9
Georgia	3.2
Wisconsin	3.2
Indiana	2.8
North Carolina	2.4
Tennessee	1.7
Other	8.6
Total	100.0%

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

Index
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

We believe Donegal Mutual’s agency-facing technology systems compare well against those of many national property and casualty insurance carriers in terms of feature capabilities and service levels. Donegal Mutual maintains a regular interactive forum with its independent agents to be proactive in identifying opportunities for continued automation and technology enhancements.

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

Index
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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in 2022 and 2023 due to a number of factors, including supply chain disruption, higher new and used automobile values, increases in the cost of replacement automobile parts and rising labor rates. While these trend changes have begun to normalize, they caused significant disruption to historical loss patterns and give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of replacement automobile parts and building materials, availability of skilled labor, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items.  To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2023. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $6.9 million.

Index
The establishment of appropriate liabilities is an inherently uncertain process and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods and, in other periods, their estimated future liabilities for losses and loss expenses have exceeded their actual liabilities for losses and loss expenses. Changes in our insurance subsidiaries’ estimates of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received subsequent to the prior reporting period.  Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $16.7 million, $44.8 million and $31.2 million in 2023, 2022 and 2021, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2023 development represented 2.5% of the December 31, 2022 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile and commercial automobile lines of business for accident years prior to 2023. The majority of the 2023 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2022 development represented 7.2% of the December 31, 2021 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile and commercial automobile lines of business for accident years prior to 2022. The majority of the 2022 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO.  The 2021 development represented 5.6% of the December 31, 2020 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile, workers’ compensation and commercial automobile lines of business for accident years prior to 2021. The majority of the 2021 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO.

Excluding the impact of severe weather events and the COVID-19 pandemic, our insurance subsidiaries have noted stable amounts in the number of claims incurred and the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years due to various factors such as increased property and automobile repair and replacement costs, rising medical loss costs and increased litigation trends. We have also experienced a general slowing of settlement rates in litigated claims and lengthening of repair completion times for property and automobile claims. Our insurance subsidiaries could have to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses.

Index
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

Differences between liabilities reported in our financial statements prepared on a GAAP basis and our insurance subsidiaries’ financial statements prepared on a SAP basis result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $32.4 million, $28.7 million and $23.5 million at December 31, 2023, 2022 and 2021, respectively.

Index
The following table sets forth a reconciliation of the beginning and ending GAAP net liability of our insurance subsidiaries for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Gross liability for unpaid losses and loss expenses at beginning of year	$1,121,046	$1,077,620	$962,007
Less reinsurance recoverable	451,184	451,261	404,818
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1	1,132	—	—
Net liability for unpaid losses and loss expenses at beginning of year	670,994	626,359	557,189
Provision for net losses and loss expenses for claims incurred in the current year	625,831	608,900	551,918
Change in provision for estimated net losses and loss expenses for claims incurred in prior years	(16,653)	(44,821)	(31,208)
Total incurred	609,178	564,079	520,710
Net losses and loss expense payments for claims incurred during:
The current year	330,290	302,272	269,317
Prior years	260,739	218,304	182,223
Total paid	591,029	520,576	451,540
Net liability for unpaid losses and loss expenses at end of year	689,143	669,862	626,359
Plus reinsurance recoverable	437,014	451,184	451,261
Gross liability for unpaid losses and loss expenses at end of year	$1,126,157	$1,121,046	$1,077,620

The following table sets forth the development of the liability for net unpaid losses and loss expenses of our insurance subsidiaries from 2013 to 2023. Loss data in the table includes business Atlantic States received from the underwriting pool.

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

The “Net liability re-estimated as of” portion of the table shows the re-estimated amount of the previously recorded liability based on experience for each succeeding year. The estimate increases or decreases as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 2013 liability has developed a deficiency after ten years because we expect the re-estimated net losses and loss expenses to be $23.7 million more than the estimated liability we initially established in 2013 of $265.6 million.

The “Cumulative deficiency (excess)” shows the cumulative deficiency or excess at December 31, 2023 of the liability estimate shown on the top line of the corresponding column. A deficiency in liability means that the liability established in prior years was less than the amount of actual payments and currently re-estimated remaining unpaid liability. An excess in liability means that the liability established in prior years exceeded the amount of actual payments and currently re-estimated unpaid liability remaining.

The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 2013 column indicates that at December 31, 2023 payments equal to $282.0 million of the currently re-estimated ultimate liability for net losses and loss expenses of $289.3 million had been made.

Index
	Year Ended December 31,
(in thousands)	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Net liability at end of year for unpaid losses and loss expenses	$265,605	$292,301	$322,054	$347,518	$383,401	$475,398	$506,906	$557,189	$626,359	$669,862	$689,143
Net liability re-estimated as of:
One year later	280,074	299,501	325,043	354,139	419,032	462,466	493,961	525,981	581,538	653,209
Two years later	281,782	299,919	329,115	375,741	413,535	450,862	479,927	498,724	564,326
Three years later	281,666	304,855	338,118	376,060	404,902	440,168	463,441	490,177
Four years later	284,429	307,840	339,228	372,230	398,560	432,027	459,835
Five years later	285,130	310,354	338,020	370,960	396,695	431,115
Six years later	287,439	310,380	338,200	372,346	396,748
Seven years later	287,063	311,594	339,625	371,859
Eight years later	288,298	313,354	340,191
Nine years later	289,066	313,539
Ten years later	289,278
Cumulative deficiency (excess)	23,673	21,238	18,137	24,341	13,347	(44,283)	(47,071)	(67,012)	(62,033)	(16,653)
Cumulative amount of liability paid through:
One year later	$131,766	$131,779	$149,746	$163,005	$175,883	$195,956	$172,497	$182,223	$218,304	$260,739
Two years later	194,169	206,637	228,506	250,678	276,331	275,993	276,069	297,860	346,107
Three years later	233,371	251,654	274,235	306,338	317,447	335,310	343,912	374,043
Four years later	255,451	274,248	300,715	324,628	342,583	371,231	393,068
Five years later	265,841	287,178	309,630	337,946	362,061	394,251
Six years later	272,431	292,327	315,105	349,496	372,584
Seven years later	275,357	295,106	321,777	355,809
Eight years later	277,315	300,306	326,617
Nine years later	279,928	303,708
Ten years later	282,030

	Year Ended December 31,
(in thousands)	2015	2016	2017	2018	2019	2020	2021	2022	2023
Gross liability at end of year	$578,205	$606,665	$676,672	$814,665	$869,674	$962,007	$1,077,620	$1,121,046	$1,126,157
Reinsurance recoverable	256,151	259,147	293,271	339,266	362,768	404,818	451,261	451,184	437,014
Net liability at end of year	322,054	347,518	383,401	475,398	506,906	557,189	626,359	669,862	689,143
Gross re-estimated liability	593,565	626,950	682,354	758,861	797,903	883,492	950,867	1,047,996
Re-estimated recoverable	253,374	255,091	285,606	327,746	338,068	393,315	386,541	394,787
Net re-estimated liability	340,191	371,859	396,748	431,115	459,835	490,177	564,326	653,209
Gross cumulative deficiency (excess)	15,360	20,285	5,682	(55,804)	(71,771)	(78,515)	(126,753)	(73,050)

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

The external reinsurance our insurance subsidiaries and Donegal Mutual purchased for 2023 included:

•
excess of loss reinsurance, under which Donegal Mutual and our insurance subsidiaries recovered losses over a set retention of $3.0 million for all losses except workers’ compensation, for which the set retention was $2.0 million (set retention of $4.0 million for all property losses and $3.0 million retention for all casualty and workers’ compensation losses for 2024); and

•
catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recovered 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention of $25.0 million up to aggregate losses of $175.0 million per occurrence (no change for 2024).

For property insurance, our insurance subsidiaries had excess of loss reinsurance that provided for coverage of $37.0 million per loss over a set retention of $3.0 million ($36.0 million per loss over a set retention of $4.0 million for 2024). For liability insurance, our insurance subsidiaries had excess of loss reinsurance that provided for coverage of $72.0 million per occurrence over a set retention of $3.0 million (no change for 2024). For workers’ compensation insurance, our insurance subsidiaries had excess of loss reinsurance that provided for coverage of $18.0 million on any one life over a set retention of $2.0 million ($17.0 million on any one life over a set retention of $3.0 million for 2024).

Our insurance subsidiaries and Donegal Mutual also purchased facultative reinsurance to cover certain exposures, including property exposures that exceeded the limits provided by their respective treaty reinsurance.

Investments

At December 31, 2023, 95.2% of all debt securities our insurance subsidiaries held had an investment-grade rating. The investment portfolios of our insurance subsidiaries did not contain any mortgage loans or any non-performing assets at December 31, 2023.

The following table shows the composition of the debt securities (at carrying value) in the investment portfolios of our insurance subsidiaries, excluding short-term investments, by rating at December 31, 2023:

(dollars in thousands)	December 31, 2023
Rating(1)	Amount	Percent
U.S. Treasury and U.S. agency securities(2)	$455,251	35.9%
Aaa or AAA	22,270	1.8
Aa or AA	346,977	27.3
A	205,259	16.2
BBB	179,265	14.1
BB	61,149	4.8
Allowance for expected credit losses	(1,326)	(0.1)
Total	$1,268,845	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.
(2)	Includes mortgage-backed securities of $278.3 million.

Our insurance subsidiaries invest in both taxable and tax-exempt securities as part of their strategy to maximize after-tax income. Tax-exempt securities made up approximately 18.2%, 19.9% and 21.1% of the fixed-maturity securities in the combined investment portfolios of our insurance subsidiaries at December 31, 2023, 2022 and 2021, respectively.

Index
The following table shows the classification of our investments and the investments of our insurance subsidiaries at December 31, 2023, 2022 and 2021 (at carrying value):

	December 31,
	2023		2022		2021
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Fixed maturities(1):
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$91,517	6.9%	$103,362	7.9%	$89,268	7.0%
Obligations of states and political subdivisions	376,898	28.4	382,097	29.3	371,436	29.1
Corporate securities	201,847	15.2	190,949	14.6	191,147	15.0
Mortgage-backed securities	9,235	0.7	12,031	1.0	16,254	1.2
Total held to maturity	679,497	51.2	688,439	52.8	668,105	52.3
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	85,419	6.4	63,521	4.9	32,185	2.5
Obligations of states and political subdivisions	38,116	2.9	40,156	3.1	57,378	4.5
Corporate securities	196,793	14.8	202,838	15.5	221,611	17.4
Mortgage-backed securities	269,020	20.3	217,277	16.6	221,455	17.3
Total available for sale	589,348	44.4	523,792	40.1	532,629	41.7
Total fixed maturities	1,268,845	95.6	1,212,231	92.9	1,200,734	94.0
Equity securities(2)	25,903	2.0	35,105	2.7	63,420	5.0
Short-term investments(3)	32,306	2.4	57,321	4.4	12,692	1.0
Total investments	$1,327,054	100.0%	$1,304,657	100.0%	$1,276,846	100.0%

(1)
We refer to Notes 1 and 4 to our Consolidated Financial Statements. We value those fixed maturities we classify as held to maturity at amortized cost; we value those fixed maturities we classify as available for sale at fair value. The total fair value of fixed maturities we classified as held to maturity was $611.5 million at December 31, 2023, $598.0 million at December 31, 2022 and $697.4 million at December 31, 2021. The amortized cost of fixed maturities we classified as available for sale was $629.7 million at December 31, 2023, $571.9 million at December 31, 2022 and $523.3 million at December 31, 2021.

(2)	We value equity securities at fair value. The total cost of equity securities was $18.8 million at December 31, 2023, $30.8 million at December 31, 2022 and $43.3 million at December 31, 2021.
(3)	We value short-term investments at cost, which approximates fair value.

Index
The following table sets forth the maturities (at carrying value) in the fixed maturity portfolio of our insurance subsidiaries at December 31, 2023, 2022 and 2021:

	December 31,
	2023		2022		2021
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Due in(1):
One year or less	$54,392	4.3%	$39,094	3.2%	$48,771	4.1%
Over one year through three years	130,158	10.3	107,689	8.9	93,100	7.7
Over three years through five years	141,994	11.2	133,068	11.0	120,038	10.0
Over five years through ten years	347,035	27.3	357,114	29.5	362,266	30.2
Over ten years through fifteen years	201,585	15.9	191,118	15.8	165,327	13.8
Over fifteen years	116,747	9.2	154,840	12.7	173,523	14.4
Mortgage-backed securities	278,260	21.9	229,308	18.9	237,709	19.8
Allowance for expected credit losses	(1,326)	(0.1)	—	—	—	—
	$1,268,845	100.0%	$1,212,231	100.0%	$1,200,734	100.0%

(1)
Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As shown above, our insurance subsidiaries held investments in mortgage-backed securities having a carrying value of $278.3 million at December 31, 2023. The mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities between one and 34 years. The stated maturities of these investments limit the exposure of our insurance subsidiaries to extension risk in the event that interest rates rise and prepayments decline. Our insurance subsidiaries perform an analysis of the underlying loans when evaluating a mortgage-backed security for purchase, and they select those securities that they believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.

The following table sets forth the investment results of our insurance subsidiaries for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Invested assets(1)	$1,315,855	$1,290,752	$1,249,024
Investment income(2)	40,853	34,016	31,126
Average yield	3.1%	2.6%	2.5%
Average tax-equivalent yield	3.2	2.7	2.6

(1)	Average of the aggregate invested amounts at the beginning and end of the period.
(2)	Investment income is net of investment expenses and does not include investment gains or losses or provision for income taxes.

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

In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners, or the NAIC, maintains a risk-based capital system, or RBC, for assessing the adequacy of the statutory capital and surplus of insurance companies that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2023, our insurance subsidiaries and Donegal Mutual each exceeded the minimum levels of statutory capital the RBC rules require by a substantial margin.

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

Regulatory requirements, including RBC requirements, may impact our insurance subsidiaries’ ability to pay dividends. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2023. Generally, the maximum amount that one of our insurance subsidiaries may pay to us as ordinary dividends during any year after notice to, but without prior approval of, the insurance commissioner of its domiciliary state is limited to a stated percentage of that subsidiary’s statutory capital and surplus at December 31 of the preceding fiscal year or the net income of that subsidiary for its preceding fiscal year. Our insurance subsidiaries paid dividends to us of $13.0 million and $5.0 million in 2023 and 2021, respectively. Our insurance subsidiaries did not pay any dividends to us in 2022. At December 31, 2023, the amount of ordinary dividends our insurance subsidiaries could pay to us during 2024, without the prior approval of their respective domiciliary insurance commissioners, is shown in the following table.

Name of Insurance Subsidiary	Ordinary Dividend Amount

Atlantic States	$27,362,614
MICO	7,160,857
Peninsula	5,039,840
Southern	—
Total	$39,563,311

Donegal Mutual Insurance Company

Donegal Mutual organized as a mutual fire insurance company in Pennsylvania in 1889. At December 31, 2023, Donegal Mutual had admitted assets of $712.8 million and policyholders’ surplus of $364.2 million. At December 31, 2023, Donegal Mutual had total liabilities of $348.6 million, including reserves for net losses and loss expenses of $161.5 million and unearned premiums of $71.5 million. Donegal Mutual’s investment portfolio of $448.9 million at December 31, 2023 consisted primarily of investment-grade bonds of $212.1 million and its investment in our Class A common stock and our Class B common stock. At December 31, 2023, Donegal Mutual owned 12,095,090 shares, or approximately 44%, of our Class A common stock, which Donegal Mutual carried on its books at $151.7 million, and 4,708,570 shares, or approximately 84%, of our Class B common stock, which Donegal Mutual carried on its books at $59.0 million. We present Donegal Mutual’s financial information in accordance with SAP as the NAIC Accounting Practices and Procedures Manual requires. Donegal Mutual does not, nor is it required to, prepare financial statements in accordance with GAAP.

Index
Information about Our Executive Officers

The following table sets forth information regarding the executive officers of Donegal Mutual and the Registrant as of the date of this Form 10-K Report:

Name	Age	Position
Kevin G. Burke	58
President and Chief Executive Officer of us since 2015; President and Chief Executive Officer of Donegal Mutual since 2018; Executive Vice President and Chief Operating Officer of Donegal Mutual from 2014 to 2018; Senior Vice President of Human Resources of Donegal Mutual and us from 2005 to 2014; other positions from 2000 to 2005.

W. Daniel DeLamater	51
Executive Vice President and Chief Operating Officer of Donegal Mutual and us since 2024; Senior Vice President of us from 2022 to 2024; Senior Vice President and Head of Field Operations & National Accounts of Donegal Mutual from 2022 to 2024; Senior Vice President of National Accounts for Donegal Mutual from 2020 to 2022; President of Southern Mutual Insurance Company since 2016; other positions at Southern Mutual Insurance Company from 2000 to 2016.

Jeffrey D. Miller	59
Executive Vice President and Chief Financial Officer of Donegal Mutual and us since 2014; Senior Vice President and Chief Financial Officer of Donegal Mutual and us from 2005 to 2014; other positions from 1993 to 2005.

Kristi S. Altshuler	43
Senior Vice President and Chief Analytics Officer of us since 2020; Senior Vice President and Chief Analytics Officer of Donegal Mutual since 2019; Director of Willis Towers Watson from 2018 to 2019; Director of Pricing Innovation of USAA from 2014 to 2018; other positions at USAA from 2001 to 2014.

Noland R. Deas, Jr.	56
Senior Vice President of Field Operations & National Accounts of Donegal Mutual and Senior Vice President of us since 2024; Senior Regional Vice President of Donegal Mutual from 2022 to 2024 and Regional Vice President of Donegal Mutual from 2020 to 2022; other positions with Donegal Mutual from 2006 to 2020.

William A. Folmar	65	Senior Vice President of Claims of Donegal Mutual and Senior Vice President of us since 2019; Vice President of Claims of Donegal Mutual from 2010 to 2019; other positions from 1998 to 2010.
Jeffery T. Hay	49
Senior Vice President and Chief Underwriting Officer of Donegal Mutual and Senior Vice President of us since 2021; Senior Director of Willis Towers Watson from 2018 to 2021; Head of Personal Lines Product Management of The Hartford from 2015 to 2018; other positions at The Hartford from 2005 to 2015.

Christina M. Hoffman	49
Senior Vice President and Chief Risk Officer of Donegal Mutual and us since 2019; Senior Vice President of Internal Audit of Donegal Mutual and Senior Vice President of us from 2013 to 2019; Vice President of Internal Audit of Donegal Mutual and Vice President of us from 2009 to 2013.

Matthew T. Hudnall	46
Senior Vice President of Commercial Lines of Donegal Mutual and Senior Vice President of us since 2022; Senior Vice President of Underwriting of Preferred Mutual from 2021 to 2022; Vice President of Small Commercial Underwriting of Hanover Insurance Group from 2016 to 2021; Vice President of Casualty Underwriting at Hanover Insurance Group from 2013 to 2016.

Robert R. Long, Jr.	65	Senior Vice President and General Counsel of Donegal Mutual and us since 2018; Vice President and House Counsel of Donegal Mutual from 2012 to 2018; other positions from 2010 to 2012.
Sanjay Pandey	57	Senior Vice President and Chief Information Officer of Donegal Mutual and us since 2013; other positions from 2000 to 2013.
David W. Sponic	59
Senior Vice President of Personal Lines of Donegal Mutual and Senior Vice President of us since 2022; Vice President of Personal Lines of Donegal Mutual from 2008 to 2022; other positions from 1990 to 2008.

V. Anthony Viozzi	50	Senior Vice President and Chief Investment Officer of Donegal Mutual and us since 2012; Vice President of Investments of Donegal Mutual and us from 2007 to 2012.
Daniel J. Wagner	63	Senior Vice President and Treasurer of Donegal Mutual and us since 2005; other positions from 1987 to 2005.

Index
Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K Report and the documents we incorporate by reference in this Form 10-K Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include certain discussions relating to underwriting, premium and investment income volumes, business strategies, reserves, profitability, Donegal Mutual’s ongoing information systems implementation, business relationships and our other business activities during 2023 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “objective,” “project,” “predict,” “potential,” “goal” and similar expressions. These forward-looking statements reflect our current views about future events and our current assumptions, and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those we anticipate or imply by our forward-looking statements. We cannot control or predict many of the factors that could determine our future financial condition or results of operations. Such factors may include those we describe under “Risk Factors.” The forward-looking statements contained in this Form 10-K Report reflect our views and assumptions only as of the date of this Form 10-K Report. Except as required by law, we do not intend to update, and we assume no responsibility for updating, any forward-looking statements we have made. We qualify all of our forward-looking statements by these cautionary statements.

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

Index
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

Index
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

Index
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

Innovation, recent technological developments, changing customer demographics and preferences, societal shifts and emerging technologies such as artificial intelligence are greatly impacting the insurance industry. Our insurance subsidiaries compete with much larger insurers that are focused on implementing technology and innovative solutions to select and price risks, enhance the experience of their customers and improve their operations. If our insurance subsidiaries are unable to anticipate changes in customer expectations and keep pace with the technological changes their competitors implement, our insurance subsidiaries may not be able to attract and maintain quality accounts, adequately price risks or operate as efficiently as their competitors. In addition, emerging technologies such as electric and autonomous vehicles, driver-assistance and accident avoidance features on vehicles, sensor technology and other forms of automation may reduce the future need for, or decrease the future pricing of, the insurance products our insurance subsidiaries offer.

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

Index
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

Index
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

Risks Relating to Us and Our Business

The COVID-19 pandemic affected the business operations of our insurance subsidiaries and Donegal Mutual, and economic disruption related to a future pandemic may adversely affect our revenues, profitability, results of operations, cash flows, liquidity and financial condition.

During 2020 and 2021, the COVID-19 pandemic resulted in significant disruptions in economic activity throughout our operating regions. We cannot predict the ultimate impact that the economic and financial disruption related to a pandemic may have on us. Risks related to a pandemic include, but are not limited to, the following:

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

Index
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

We own insurance subsidiaries domiciled in the states of Michigan, Pennsylvania and Virginia, and Donegal Mutual is domiciled in Pennsylvania and owns or controls insurance companies domiciled in Georgia and New Mexico. The insurance laws of each of these states provide that no person can acquire or seek to acquire a 10% or greater interest in us without first filing specified information with the insurance commissioners of those states and obtaining the prior approval of the proposed acquisition of a 10% or greater interest in us by each of the state insurance commissioners based on statutory standards designed to protect the safety and soundness of us and our insurance subsidiaries.

Our insurance subsidiaries and Donegal Mutual currently conduct business in a limited number of states, with a concentration of business in Pennsylvania, Michigan, Maryland, Delaware and Virginia. Any single catastrophe occurrence or other condition affecting losses in these states could adversely affect the results of operations of our insurance subsidiaries.

Our insurance subsidiaries and Donegal Mutual conduct business in 23 states located primarily in the Mid-Atlantic, Midwestern, New England, Southern and Southwestern states. A substantial portion of their business consists of private passenger and commercial automobile, homeowners, commercial multi-peril and workers’ compensation insurance in Pennsylvania, Michigan, Maryland, Delaware and Virginia. While our insurance subsidiaries and Donegal Mutual actively manage their respective exposure to catastrophes through their underwriting processes and the purchase of reinsurance, a single catastrophic occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or other condition affecting one or more of the states in which our insurance subsidiaries conduct substantial business could materially adversely affect their business, financial condition and results of operations. Common catastrophic events include hurricanes, earthquakes, tornadoes, wind and hailstorms, fires and wildfires, explosions and severe winter storms.

Index
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

Our insurance subsidiaries and Donegal Mutual market their insurance products solely through a network of approximately 2,200 independent insurance agencies. This agency distribution system is one of the most important components of the competitive profile of our insurance subsidiaries and Donegal Mutual. As a result, our insurance subsidiaries and Donegal Mutual depend to a material extent upon their independent agents, each of whom has the authority to bind one or more of our insurance subsidiaries or Donegal Mutual to insurance coverage. To the extent that such independent agents’ marketing efforts fail to result in the maintenance of their current levels of volume and quality or they bind our insurance subsidiaries or Donegal Mutual to unacceptable insurance risks, fail to comply with the established underwriting guidelines of our insurance subsidiaries and Donegal Mutual or otherwise inappropriately market the products of our insurance subsidiaries and Donegal Mutual, the business, financial condition and results of operations of our insurance subsidiaries could suffer.

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

Index
Dividends from our insurance subsidiaries are the primary source of funds for the payment of our operating expenses and dividends to our stockholders; however, there are regulatory restrictions and business considerations that may limit the amount of dividends our insurance subsidiaries may pay to us.

As a holding company, we rely primarily on dividends from our insurance subsidiaries as a source of funds to meet our corporate obligations and to pay dividends to our stockholders. The amount of dividends our insurance subsidiaries can pay to us is subject to regulatory restrictions and depends on the amount of surplus our insurance subsidiaries maintain. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that an insurance company may pay without prior regulatory approval. The maximum amount of ordinary dividends that our insurance subsidiaries can pay to us in 2024 without prior regulatory approval is approximately $39.6 million. Other business and regulatory considerations, such as the impact of dividends on surplus that could affect the ratings of our insurance subsidiaries, competitive conditions, RBC requirements, the investment results of our insurance subsidiaries and the amount of premiums that our insurance subsidiaries write could also adversely impact the ability of our insurance subsidiaries to pay dividends to us.

If A.M. Best downgrades the rating it has assigned to Donegal Mutual or any of our insurance subsidiaries, it would adversely affect their competitive position.

Industry ratings are a factor in establishing and maintaining the competitive position of insurance companies. A.M. Best, an industry-accepted source of insurance company financial strength ratings, rates Donegal Mutual and our insurance subsidiaries. A.M. Best ratings provide an independent opinion of an insurance company’s financial health and its ability to meet its obligations to its policyholders. We believe that the financial strength rating of A.M. Best is material to the operations of Donegal Mutual and our insurance subsidiaries. For example, certain lenders require customers to purchase insurance from an insurance carrier that has received an A.M. Best rating that exceeds a certain level. Currently, Donegal Mutual and our insurance subsidiaries each have an A (Excellent) rating from A.M. Best. In April 2023, A.M. Best affirmed its A (Excellent) ratings of Donegal Mutual and our insurance subsidiaries. However, if A.M. Best were to downgrade the rating of Donegal Mutual or any of our insurance subsidiaries, it would adversely affect the competitive position of Donegal Mutual or that insurance subsidiary and make it more difficult for it to market its products and retain its existing policyholders.

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

Index
Donegal Mutual is currently in the midst of a multi-year effort to modernize certain of its key infrastructure and applications systems, and the allocation of related costs to our insurance subsidiaries has resulted in an increase to their expense ratio. These new systems are intended to provide various benefits to the member companies of the Donegal Insurance Group, including streamlined workflows and business processes, service enhancements for their agents and policyholders, opportunities to implement new product models and innovative business solutions, greater utilization of data analytics and operational efficiencies. Our insurance subsidiaries began to issue workers’ compensation policies from the new systems in the second quarter of 2020 and began to issue personal lines policies from the new systems, including a new personal lines agency portal, in the fourth quarter of 2021. In 2023, Donegal Mutual implemented two additional major releases of new systems, which included three commercial lines of business with enhanced straight-through-processing capabilities as well as dwelling fire and conversion of legacy homeowners renewal policies in two initial states. Over the next two years, Donegal Mutual expects to implement new systems for the remaining lines of business the Donegal Insurance Group issues currently and for the conversion of remaining legacy renewal policies of the Donegal Insurance Group. Even with Donegal Mutual’s and our best planning and efforts and the involvement of third-party experts, Donegal Mutual may not complete the implementation of these new systems within its planned timeframes or budget. Further, Donegal Mutual’s information technology systems may not deliver the benefits Donegal Mutual and we expect and may fail to keep pace with our competitors’ information technology systems. As a result, Donegal Mutual and our insurance subsidiaries may not have the ability to grow their business and meet their profitability objectives.

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

Index
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

Our insurance subsidiaries rely on reinsurance agreements to limit their maximum net loss from large single catastrophic risks or excess of loss risks in areas where our insurance subsidiaries may have a concentration of policyholders. Reinsurance also enables our insurance subsidiaries to increase their capacity to write insurance because it has the effect of leveraging the surplus of our insurance subsidiaries. Although the reinsurance our insurance subsidiaries maintain provides that the reinsurer is liable to them for any reinsured losses, the reinsurance agreements do not generally relieve our insurance subsidiaries from their primary liability to their policyholders if the reinsurer fails to pay the reinsurance claims of our insurance subsidiaries. To the extent that a reinsurer is unable to pay losses for which it is liable to our insurance subsidiaries, our insurance subsidiaries remain liable for such losses. At December 31, 2023, our insurance subsidiaries had approximately $117.4 million of reinsurance receivables from third-party reinsurers relating to paid and unpaid losses. Any insolvency or inability of these reinsurers to make timely payments to our insurance subsidiaries under the terms of their reinsurance agreements would adversely affect the results of operations of our insurance subsidiaries.

Michigan law requires MICO to provide certain medical benefits under the personal injury protection, or PIP, coverage of the personal automobile and commercial automobile policies it writes in the state of Michigan. Michigan law also requires MICO to be a member of the Michigan Catastrophic Claims Association, or MCCA, in order to write automobile insurance.  The MCCA receives funding through assessments that its members collect from policyholders in the state and provides reinsurance for PIP claims that exceed a set retention. At December 31, 2023, MICO had approximately $54.8 million of reinsurance receivables from MCCA relating to paid and unpaid losses. The MCCA has generated significant operating deficits in past years. While the MCCA generated an increase in surplus in recent years, the MCCA board approved the return of a significant portion of its accumulated surplus to policyholders in the form of cash refunds in early 2022. Although we currently consider the risk to be remote, should the MCCA be unable to fulfill its payment obligations to MICO in the future, MICO’s financial condition and results of operations could be adversely affected.

Index
In addition, our insurance subsidiaries face a risk of the non-availability of reinsurance or an increase in reinsurance costs that could adversely affect their ability to write business or their results of operations. Market conditions beyond the control of our insurance subsidiaries, such as the amount of surplus in the reinsurance market and the frequency and severity of natural and man-made catastrophes, affect both the availability and the cost of the reinsurance our insurance subsidiaries purchase. If our insurance subsidiaries cannot maintain their current level of reinsurance or purchase new reinsurance protection in amounts that our insurance subsidiaries consider sufficient, our insurance subsidiaries would either have to accept an increase in their net risk retention or reduce their insurance writings, either of which could adversely affect them. For example, due to increased reinsurance pricing and reduced reinsurance market capacity, our insurance subsidiaries increased their net retentions under several of their reinsurance programs for 2023 and 2024.

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

Our Class A common stock and our Class B common stock have limited liquidity. Reported average daily trading volume for our Class A common stock and our Class B common stock for the year ended December 31, 2023 was approximately 36,167 shares and approximately 1,324 shares, respectively. This limited liquidity could subject our shares of Class A common stock and our shares of Class B common stock to greater price volatility.

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

Index
In addition, we have 2.0 million authorized shares of preferred stock that we could issue in one or more series without stockholder approval, to the extent applicable law permits, and upon such terms and conditions, and having such rights, privileges and preferences, as our board of directors may determine. Our ability to issue preferred stock could make it difficult for a third party to acquire us. We have no current plans to issue any preferred stock.

Item 1B.	Unresolved Staff Comments.

We have no unresolved written comments from the Securities and Exchange Commission staff regarding our filings under the Exchange Act.

Item 1C.	Cybersecurity.

Our insurance subsidiaries utilize the information systems Donegal Mutual maintains. Donegal Mutual has a robust information security program in place as a component of the enterprise-level risk management program of Donegal Mutual and us. The integration of Donegal Mutual’s information security program into the enterprise-level risk management program is intended to promote the inclusion of cybersecurity considerations in decision-making processes throughout Donegal Mutual. Donegal Mutual has implemented multiple layers of cybersecurity systems and related defensive measures that are intended to assist with assessing, identifying and managing material risks from cybersecurity threats to Donegal Mutual’s information systems. Examples of these systems and measures include firewalls, data encryption, intrusion detection and prevention systems, endpoint detection and response systems, data-loss prevention systems and multi-factor authentication requirements for remote and privileged access. Donegal Mutual also regularly evaluates the effectiveness of its information security program through enterprise risk assessments.

Donegal Mutual also requires annual cybersecurity awareness training for all employees who serve Donegal Mutual and our insurance subsidiaries. Donegal Mutual expects all employees to assist in safeguarding its information systems and to assist in the discovery and reporting of cybersecurity incidents. This enterprise-wide program is intended to identify and assess internal and external cyber and information security risks that may threaten the security or integrity of the information stored on the Donegal Mutual’s information systems or those of third-party providers from unauthorized access, use or other malicious acts.

Donegal Mutual employs a third-party security operations center that provides after-hours alert services to help ensure continuous monitoring for cybersecurity threats. On an annual basis, Donegal Mutual also engages third-party cybersecurity consultants to perform cyberattack and penetration testing on its information systems and to conduct tabletop exercises to enhance preparedness of its crisis management team. This crisis management team includes technical and senior-level management personnel, and the exercises are intended to help maintain their readiness by reviewing the roles they will be expected to perform and the procedures they will be expected to follow in the event of a cybersecurity incident. These consultants advise Donegal Mutual on the effectiveness of its cybersecurity processes and assist Donegal Mutual in remediating any identified vulnerabilities and implementing any recommended measures to improve its cybersecurity defenses and readiness.

In addition to monitoring cybersecurity threats to Donegal Mutual’s information systems and information technology infrastructure, Donegal Mutual and we also assess and monitor the information security posture of third-party service providers whose services we deem critical to our operations. This process is designed to help Donegal Mutual’s information security personnel identify and mitigate risks related to data breaches or other cybersecurity incidents originating from third-party service providers in order to better protect Donegal Mutual’s information systems and information technology infrastructure.

Donegal Mutual and we are not aware of any cybersecurity incidents or risks from cybersecurity threats that have materially affected, or are reasonably likely to affect, our business strategy, results of operations or financial condition. While Donegal Mutual maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For more information regarding the risks Donegal Mutual and we face from cybersecurity threats, see “Risk Factors - Risks Relating to Us and Our Business.”

Index
Donegal Mutual employs an information security officer who has relevant experience and expertise in information security and holds the management position that is primarily responsible for assessing and managing cybersecurity risks. In addition, the chief risk officer of Donegal Mutual and us has extensive experience in the field of risk management, which is helpful for developing and executing Donegal Mutual’s information security program in a manner that aligns with the overall enterprise-level risk management program of Donegal Mutual and us.

In connection with carrying out their overall oversight responsibilities, the boards of directors of Donegal Mutual and us have delegated certain cybersecurity oversight responsibilities to the joint audit committee of those boards. The joint audit committee meets at least quarterly and is central to the boards’ oversight of cybersecurity risks. The joint audit committee actively monitors these risks in order to assist in coordinating prevention and mitigation efforts by, among other things, participating in risk management committee meetings and receiving quarterly reports from the chief risk officer of Donegal Mutual and us on cybersecurity risks and related matters. Donegal Mutual’s information security officer also provides an annual cybersecurity report to the boards of directors of Donegal Mutual and us. The annual cybersecurity reports encompass a broad range of topics, including types of threats and attempted infiltrations, applicable regulatory developments, information security program activities and planned cybersecurity enhancements to address emerging threats.

Donegal Mutual and we also maintain a risk management committee that is comprised of our shared executive officers and other key management personnel. This committee meets quarterly and is responsible for our enterprise risk strategy and management, which includes identifying, assessing, addressing and monitoring cybersecurity risks. Donegal Mutual’s information security officer provides quarterly updates to the risk management committee. Those updates include current cybersecurity issues and trends and any relevant information related to the prevention, detection, mitigation and remediation of cybersecurity incidents.

Item 2.	Properties.

We and our insurance subsidiaries share administrative headquarters with Donegal Mutual in a building in Marietta, Pennsylvania that Donegal Mutual owns. The Marietta headquarters has approximately 270,000 square feet of office space. Southern owns a facility of approximately 10,000 square feet in Glen Allen, Virginia. In addition, Donegal Mutual leases office space in Albuquerque, New Mexico, MICO leases office space in Grand Rapids, Michigan, and Southern Mutual owns a building in Athens, Georgia. Donegal Mutual and our insurance subsidiaries share property-related expenses proportionately under a services allocation agreement.

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

At the close of business on March 1, 2024, we had approximately 1,748 holders of record of our Class A common stock and approximately 216 holders of record of our Class B common stock.

We declared dividends of $0.68 per share on our Class A common stock and $0.61 per share on our Class B common stock in 2023, compared to $0.66 per share on our Class A common stock and $0.59 per share on our Class B common stock in 2022.

  Unregistered Sales of Equity Securities and Use of Proceeds.

Between October 1, 2023 and December 31, 2023, Donegal Mutual purchased shares of our Class A common stock as set forth in the table below:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 October 1-31, 2023	Class A – 13,545 Class B – None	Class A – $14.24 Class B – None	Class A – 13,545 Class B – None	(1)

Month #2 November 1-30, 2023	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #3 December 1-31, 2023	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Total	Class A – 13,545 Class B – None	Class A – $14.24 Class B – None	Class A – 13,545 Class B – None

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

Index
Stock Performance Chart.

The following graph provides an indicator of cumulative total stockholder returns on our Class A common stock and our Class B common stock for the period beginning on December 31, 2018 and ending on December 31, 2023, compared to the Russell 2000 Index and a peer group comprised of six property and casualty insurance companies over the same period.  The peer group consists of Cincinnati Financial Corp., Hanover Insurance Group Inc., Horace Mann Educators Corp., Kemper Corp., Selective Insurance Group Inc. and United Fire Group Inc.  The graph shows the change in value of an initial $100 investment on December 31, 2018, assuming reinvestment of all dividends.

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/18
12/19
12/20
12/21
12/22
12/23
Donegal Group Inc. Class A
Donegal Group Inc. Class B
Russell 2000
Peer Group

	2018	2019	2020	2021	2022	2023
Donegal Group Inc. Class A	$100.00	$113.15	$108.55	$118.71	$123.52	$127.47
Donegal Group Inc. Class B	100.00	112.41	150.58	128.76	162.04	150.99
Russell 2000	100.00	125.52	113.73	172.90	137.56	160.85
Peer Group	100.00	125.90	132.70	132.95	128.52	131.56

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

Overview

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. See “Business - History and Organizational Structure” for more information. Our insurance subsidiaries are Atlantic States Insurance Company (“Atlantic States”), Michigan Insurance Company (“MICO”), The Peninsula Insurance Company and its wholly owned subsidiary, Peninsula Indemnity Company (collectively, “Peninsula”), and Southern Insurance Company of Virginia (“Southern”). Our insurance subsidiaries and their affiliates write commercial and personal lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwest, New England, Southern and Southwestern states. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At December 31, 2023, Donegal Mutual held approximately 44% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 71% of the combined voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock.

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

Index
In July 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during 2023 or 2022. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through December 31, 2023.

On April 29, 2022, Donegal Mutual disclosed that it will, at its discretion, purchase shares of our Class A common stock and our Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such disclosure did not stipulate a maximum number of shares that may be purchased under this program. Donegal Mutual purchased 516,620 and 1,035,778 shares of our Class A common stock  during 2023 and 2022, respectively. Donegal Mutual did not purchase any shares of our Class B common stock during 2023. Donegal Mutual purchased 54,231 shares of our Class B common stock during 2022.

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

Index
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years.  In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in 2022 and 2023 due to a number of factors, including supply chain disruption, higher new and used automobile values, increases in the cost of replacement automobile parts and rising labor rates. While these trend changes have begun to normalize, they caused significant disruption to historical loss patterns and give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of replacement automobile parts and building materials, availability of skilled labor, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items.  To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2023. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $6.9 million.

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

Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $16.7 million, $44.8 million and $31.2 million in 2023, 2022 and 2021, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2023 development represented 2.5% of the December 31, 2022 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile and commercial automobile lines of business for accident years prior to 2023. The majority of the 2023 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2022 development represented 7.2% of the December 31, 2021 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile and commercial automobile lines of business for accident years prior to 2022. The majority of the 2022 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO.  The 2021 development represented 5.6% of the December 31, 2020 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile, workers’ compensation and commercial automobile lines of business for accident years prior to 2021. The majority of the 2021 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO.

Index
Excluding the impact of severe weather events and the COVID-19 pandemic, our insurance subsidiaries have noted stable amounts in the number of claims incurred and the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years due to various factors such as increased property and automobile repair and replacement costs, rising medical loss costs and increased litigation trends. We have also experienced a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could have to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses.

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

Index
Our insurance subsidiaries’ liability for losses and loss expenses by major line of business at December 31, 2023 and 2022 consisted of the following:

	2023	2022
	(in thousands)
Commercial lines:
Automobile	$168,749	$174,833
Workers’ compensation	122,473	120,539
Commercial multi-peril	217,292	203,567
Other	27,167	23,071
Total commercial lines	535,681	522,010

Personal lines:
Automobile	112,509	108,715
Homeowners	28,001	28,481
Other	12,952	10,656
Total personal lines	153,462	147,852

Total commercial and personal lines	689,143	669,862
Plus reinsurance recoverable	437,014	451,184
Total liability for losses and loss expenses	$1,126,157	$1,121,046

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

Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2023	Percentage Change in Equity at December 31, 2023(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2022	Percentage Change in Equity at December 31, 2022(1)
(dollars in thousands)
-10.0%	$620,229	11.3%	$602,876	10.9%
-7.5	637,457	8.5	619,622	8.2
-5.0	654,686	5.7	636,369	5.5
-2.5	671,914	2.8	653,115	2.7
Base	689,143	—	669,862	—
2.5	706,372	-2.8	686,609	-2.7
5.0	723,600	-5.7	703,355	-5.5
7.5	740,829	-8.5	720,102	-8.2
10.0	758,057	-11.3	736,848	-10.9

(1)	Net of income tax effect.

Index
Our insurance subsidiaries base their reserves for unpaid losses and loss expenses on current trends in loss and loss expense development and reflect their best estimates for future amounts needed to pay losses and loss expenses with respect to incurred events currently known to them plus incurred but not reported (“IBNR”) claims. Our insurance subsidiaries develop their reserve estimates based on an assessment of known facts and circumstances, review of historical loss settlement patterns, estimates of trends in claims severity, frequency, legal and regulatory changes and other assumptions. Our insurance subsidiaries consistently apply actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, including consideration of recent case reserve activity. Our insurance subsidiaries use the point estimate their actuaries select. For the year ended December 31, 2023, the actuaries developed a range from a low of $651.1 million to a high of $728.7 million and selected a point estimate of $689.1 million. The actuaries’ range of estimates for commercial lines in 2023 was $507.2 million to $565.4 million, and the actuaries selected a point estimate of $535.7 million. The actuaries’ range of estimates for personal lines in 2023 was $144.0 million to $163.3 million, and the actuaries selected a point estimate of $153.5 million. For the year ended December 31, 2022, the actuaries developed a range from a low of $621.6 million to a high of $721.6 million and selected a point estimate of $669.9 million. The actuaries’ range of estimates for commercial lines in 2022 was $486.4 million to $560.5 million, and the actuaries selected a point estimate of $522.0 million. The actuaries’ range of estimates for personal lines in 2022 was $135.2 million to $161.1 million, and the actuaries selected a point estimate of $147.9 million.

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

The following table presents 2023 and 2022 claim count and payment amount information for workers’ compensation. Workers’ compensation losses primarily consist of indemnity and medical costs for injured workers.

	For the Year Ended December 31,
(dollars in thousands)	2023	2022
Number of claims pending, beginning of period	3,366	3,336
Number of claims reported	5,928	6,683
Number of claims settled or dismissed	6,150	6,653
Number of claims pending, end of period	3,144	3,366

Losses paid	$54,336	$55,809
Loss expenses paid	$12,292	12,062

Management Evaluation of Operating Results

Despite challenging insurance market conditions and increasing property and casualty loss severity trends that affected our results in recent years, we believe that our focused business strategy, including our insurance subsidiaries’ ongoing implementation of premium rate increases and refinements to their underwriting practices, have positioned us well for 2024 and beyond.

Because our insurance subsidiaries do not prepare GAAP financial statements, we evaluate the performance of our commercial lines and personal lines segments utilizing statutory accounting practices (“SAP”), which include financial measures that reflect the growth trends and underwriting results of our insurance subsidiaries.

Index
We use the following financial data to monitor and evaluate our operating results:

	Year Ended December 31,
(in thousands)	2023	2022	2021

Net premiums written:
Commercial lines:
Automobile	$174,741	$167,774	$161,947
Workers’ compensation	107,598	111,892	113,256
Commercial multi-peril	195,632	200,045	188,242
Other	50,458	51,135	49,229
Total commercial lines	528,429	530,846	512,674
Personal lines:
Automobile	215,957	181,129	170,578
Homeowners	139,688	120,087	109,974
Other	11,623	11,468	11,041
Total personal lines	367,268	312,684	291,593
Total net premiums written	$895,697	$843,530	$804,267

Components of combined ratio:
Loss ratio	69.1%	68.6%	67.1%
Expense ratio	34.7	34.1	33.3
Dividend ratio	0.6	0.6	0.6
Combined ratio	104.4%	103.3%	101.0%

Revenues:
Net premiums earned:
Commercial lines	$533,029	$521,227	$478,966
Personal lines	349,042	301,263	297,049
Total net premiums earned	882,071	822,490	776,015
Net investment income	40,853	34,016	31,126
Investment gains (losses)	3,173	(10,185)	6,477
Other	1,241	1,900	2,848
Total revenues	$927,338	$848,221	$816,466

	Year Ended December 31,
(in thousands)	2023	2022	2021

Components of net income (loss):
Underwriting (loss) income:
Commercial lines	$(6,998)	$(22,665)	$(35,174)
Personal lines	(35,118)	(13,506)	17,235
SAP underwriting loss	(42,116)	(36,171)	(17,939)
GAAP adjustments	3,735	8,667	9,945
GAAP underwriting loss	(38,381)	(27,504)	(7,994)
Net investment income	40,853	34,016	31,126
Investment gains (losses)	3,173	(10,185)	6,477
Other	(582)	35	730
Income (loss) before income tax expense (benefit)	5,063	(3,638)	30,339
Income tax expense (benefit)	637	(1,679)	5,085
Net income (loss)	$4,426	$(1,959)	$25,254

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

The following table provides a reconciliation of our net premiums earned to our net premiums written for 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021

Net premiums earned	$882,071,386	$822,489,450	$776,015,201
Change in net unearned premiums	13,625,254	21,039,149	28,251,308
Net premiums written	$895,696,640	$843,528,599	$804,266,509

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

Index
The following table presents comparative details with respect to our GAAP and statutory combined ratios for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
GAAP Combined Ratios (Total Lines)
Loss ratio - core losses	57.5%	59.8%	59.4%
Loss ratio - weather-related losses	8.3	7.7	5.8
Loss ratio - large fire losses	5.2	6.5	5.9
Loss ratio - net prior-year reserve development	-1.9	-5.4	-4.0
Loss ratio	69.1	68.6	67.1
Expense ratio	34.7	34.1	33.3
Dividend ratio	0.6	0.6	0.6
Combined ratio	104.4%	103.3%	101.0%

Statutory Combined Ratios
Commercial lines:
Automobile	97.3%	98.0%	108.6%
Workers’ compensation	96.6	97.3	94.6
Commercial multi-peril	112.3	116.9	114.1
Other	85.5	80.8	77.5
Total commercial lines	101.6	103.7	104.9
Personal lines:
Automobile	109.7	103.8	94.4
Homeowners	108.6	111.0	102.9
Other	75.8	52.1	49.3
Total personal lines	108.2	102.8	94.4
Total commercial and personal lines	104.2	103.3	100.8

Index
Results of Operations

YEAR ENDED DECEMBER 31, 2023 COMPARED TO YEAR ENDED DECEMBER 31, 2022

Net Premiums Earned

Our insurance subsidiaries’ net premiums earned increased to $882.1 million for 2023, an increase of $59.6 million, or 7.2%, compared to 2022, primarily reflecting solid premium retention and renewal premium increases. Our insurance subsidiaries earn premiums and recognize them as income over the terms of the policies they issue. Such terms are generally one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the same period one year earlier.

Index
Net Premiums Written

Our insurance subsidiaries’ 2023 net premiums written increased 6.2% to $895.7 million, compared to $843.5 million for 2022. Commercial lines net premiums written decreased $2.4 million, or 0.5%, for 2023 compared to 2022. We attribute the decrease in commercial lines net premiums written primarily to planned attrition in states we are exiting or have targeted for profit improvement, lower new business writings and reinsurance reinstatement premiums on our property excess of loss reinsurance program, offset partially by strong premium retention and a continuation of renewal premium increases in lines other than workers’ compensation. Personal lines net premiums written increased $54.6 million, or 17.5%, for 2023 compared to 2022. We attribute the increase in personal lines net premiums written primarily to renewal premium increases and strong policy retention.

Investment Income

For 2023, our net investment income increased 20.1% to $40.9 million, compared to $34.0 million for 2022, due primarily to higher average reinvestment yields and higher average invested assets for 2023 compared to 2022.

Net Investment Gains (Losses)

Our net investment gains for 2023 were $3.2 million. Our net investment losses for 2022 were $10.2 million. The net investment gains (losses) for 2023 and 2022 were primarily related to increases (decreases) in the market value of the equity securities held at the end of the respective periods. We did not recognize any impairment losses during 2023 or 2022.

Losses and Loss Expenses

Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 69.1% for 2023, compared to 68.6% for 2022. Our insurance subsidiaries’ commercial lines loss ratio decreased to 64.8% for 2023, compared to 67.1% for 2022. This decrease resulted primarily from the commercial multi-peril loss ratio decreasing to 73.1% for 2023, compared to 79.2% for 2022, primarily due to a decrease in severity of non-weather claims. The personal lines loss ratio increased to 75.6% for 2023, compared to 71.0% for 2022. The personal automobile loss ratio increased to 78.5% for 2023, compared to 72.1% for 2022, primarily due to an increase in automobile claim severity due to the ongoing impact of supply chain disruption and labor shortages on the costs of repair and replacement vehicles. Our insurance subsidiaries experienced favorable loss reserve development of approximately $16.7 million, or 1.9 percentage points of the loss ratio, during 2023 in their reserves for prior accident years, compared to approximately $44.8 million, or 5.4 percentage points of the loss ratio, during 2022. The favorable loss reserve development in 2023 resulted primarily from lower-than-expected loss emergence in the personal automobile and commercial automobile lines of business for accident years prior to 2023. Weather-related losses of $72.9 million, or 8.3 percentage points of the loss ratio, for 2023 increased from $63.5 million, or 7.7 percentage points of the loss ratio, for 2022, with the increase primarily impacting the homeowners line of business. Large fire losses, which we define as individual fire losses in excess of $50,000, were $45.4 million, or 5.2 percentage points of the loss ratio, for 2023, compared to $53.5 million, or 6.5 percentage points of the loss ratio, for 2022. The decrease was related to lower average claim severity of both commercial property and home fires in 2023 compared to 2022.

Underwriting Expenses

Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition and other underwriting expenses to premiums earned, was 34.7% for 2023, compared to 34.1% for 2022. We attribute the modest increase to higher technology system-related expenses for 2023 compared to 2022, offset somewhat by decreased underwriting-based incentive costs for our employees for 2023 compared to 2022. The increase in technology systems-related expenses for 2023 was primarily due to an increased allocation of costs from Donegal Mutual to our insurance subsidiaries following the successful implementation of two additional major releases of new systems as part of our ongoing systems modernization project in 2023. We expect the impact from allocated costs from Donegal Mutual to our insurance subsidiaries related to the ongoing systems modernization project will peak at approximately 1.25 percentage points of the expense ratio in 2024 before beginning to subside gradually in subsequent years.

Index
Policyholder Dividends

Our insurance subsidiaries pay policyholder dividends primarily on workers’ compensation policies on a sliding scale based on the profitability of a given policy.

Combined Ratio

Our insurance subsidiaries’ combined ratio was 104.4% and 103.3% for 2023 and 2022, respectively. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. We attribute the increase in our combined ratio primarily to the increases in the loss and expense ratios.

Interest Expense

Our interest expense for 2023 decreased slightly to $619,813, compared to $620,558 for 2022.

Income Taxes

Our income tax expense was $637,972 for 2023, compared to an income tax benefit of $1.7 million for 2022. Our effective tax rate for 2023 was 12.6%.

Net Income (Loss) and Earnings (Loss) Per Share

Our net income for 2023 was $4.4 million, or $0.14 per share of Class A common stock on a diluted basis and $0.11 per share of Class B common stock, compared to a net loss for 2022 of $2.0 million, or $0.06 per share of Class A common stock and $0.07 per share of Class B common stock. We had 27.8 million and 27.1 million Class A shares outstanding at December 31, 2023 and 2022, respectively.  We had 5.6 million Class B shares outstanding for both periods. There are no outstanding securities that dilute our shares of Class B common stock.
Book Value Per Share

Our stockholders’ equity decreased by $3.8 million during 2023, primarily due to the cash dividends we declared exceeding our net income and other increases during the year, resulting in a decrease in our book value per share to $14.39 at December 31, 2023, compared to $14.79 a year earlier.

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

We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The pooling agreement with Donegal Mutual historically has been cash flow positive because of the profitability of the underwriting pool. Because we settle the pool monthly, our cash flows are substantially similar to the cash flows that would result from the underwriting of direct business. We maintain a high degree of liquidity in our investment portfolio in the form of marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective. This laddering approach provides an additional measure of liquidity to meet our obligations and the obligations of our insurance subsidiaries should an unexpected variation occur in the future. Net cash flows provided by operating activities in 2023, 2022 and 2021 were $28.6 million, $67.1 million and $76.7 million, respectively. The decrease in net cash flows provided by operating activities for 2023 was primarily related to higher cash outflows for claim payments compared to 2022 and 2021.

At December 31, 2023, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current Term SOFR rate plus 2.11%. At December 31, 2023, Atlantic States had a $35.0 million outstanding advance with the FHLB of Pittsburgh that carries a fixed interest rate of 1.74% and is due in August 2024. In March 2020, Atlantic States issued $50.0 million of debt to the FHLB of Pittsburgh in exchange for a cash advance in the same amount for contingent liquidity funding in light of uncertainty surrounding the economic impact of the COVID-19 pandemic. Atlantic States repaid this advance when it became due in March 2021. In September 2021, upon receipt of approval from the Michigan Department of Insurance and Financial Services, MICO repaid in full the $5.0 million surplus note held previously by Donegal Mutual, along with accrued interest of $178,082. We discuss in Note 9 – Borrowings our estimate of the timing of the amounts payable for the borrowings under our lines of credit based on their contractual maturities.

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

The cash dividends we declared to our stockholders totaled $22.2 million, $20.9 million and $19.6 million in 2023, 2022 and 2021, respectively. There are no regulatory restrictions on our payment of dividends to our stockholders, although there are restrictions under applicable state laws on the payment of dividends from our insurance subsidiaries to us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which their payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including the RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2023. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2024 are approximately $27.4 million from Atlantic States, $7.2 million from MICO and $5.0 million from Peninsula, or a total of approximately $39.6 million.

Investments

At December 31, 2023 and 2022, our investment portfolio of primarily investment-grade bonds, common stock, short-term investments and cash totaled $1.3 billion, representing 58.6% and 58.2%, respectively, of our total assets. See “Business - Investments” for more information.

	December 31,
	2023		2022
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Fixed maturities:
Total held to maturity	$679,497	51.2%	$688,439	52.8%
Total available for sale	589,348	44.4	523,792	40.1
Total fixed maturities	1,268,845	95.6	1,212,231	92.9
Equity securities	25,903	2.0	35,105	2.7
Short-term investments	32,306	2.4	57,321	4.4
Total investments	$1,327,054	100.0%	$1,304,657	100.0%

The carrying value of our fixed maturity investments represented 95.6% and 92.9% of our total invested assets at December 31, 2023 and 2022, respectively.

Our fixed maturity investments consisted of high-quality marketable bonds, of which 95.2% were rated at investment-grade levels at December 31, 2023 and 2022, respectively.

At December 31, 2023, the net unrealized loss on our available-for-sale fixed maturity investments, net of deferred taxes, amounted to $31.9 million, compared to a net unrealized loss of $38.0 million at December 31, 2022.

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

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Index
Principal cash flows and related weighted-average interest rates by stated maturity dates for the financial instruments we held at December 31, 2023 that are sensitive to interest rates are as follows:

(in thousands)	Principal Cash Flows	Weighted-Average Interest Rate
Fixed-maturity and short-term investments:
2024	$87,195	4.39%
2025	62,973	4.25
2026	70,764	3.99
2027	72,905	3.81
2028	81,134	4.11
Thereafter	973,216	3.21
Total	$1,348,187
Fair value	$1,258,196
Debt:
2024	$35,000	1.74%
Total	$35,000
Fair value	$35,000

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

Index

Item 8.     Financial Statements and Supplementary Data.

Index
Donegal Group Inc.
Consolidated Balance Sheets

	December 31,
	2023	2022

Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (fair value $611,526,338 and $598,044,681 ; net of allowance for expected credit losses of $1,325,847 and $0)	$679,497,038	$688,439,360
Available for sale, at fair value (amortized cost $629,727,513 and $571,912,727)	589,348,243	523,791,931
Equity securities, at fair value	25,902,956	35,104,840
Short-term investments, at cost, which approximates fair value	32,305,408	57,321,111
Total investments	1,327,053,645	1,304,657,242
Cash	23,792,273	25,123,332
Accrued investment income	9,945,714	8,861,292
Premiums receivable	179,591,821	173,846,294
Reinsurance receivable (net of allowance for expected credit losses of $1,394,074 and $0)	441,431,334	456,522,223
Deferred policy acquisition costs	75,043,404	73,170,230
Deferred tax asset, net	19,532,525	21,603,017
Prepaid reinsurance premiums	168,724,465	160,591,399
Property and equipment, net	2,633,405	2,755,105
Accounts receivable - securities	1,501,079	1,842
Federal income taxes recoverable	8,102,321	8,510,897
Due from affiliate	1,907,527	—
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	451,011	1,123,098
Total assets	$2,266,293,888	$2,243,349,335

Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$1,126,156,838	$1,121,045,758
Unearned premiums	599,411,468	577,653,130
Accrued expenses	3,946,974	4,226,390
Reinsurance balances payable	8,758,976	3,495,824
Borrowings under lines of credit	35,000,000	35,000,000
Cash dividends declared to stockholders	5,569,992	5,296,990
Due to affiliate	—	5,173,289
Other	7,704,286	7,864,942
Total liabilities	1,786,548,534	1,759,756,323
Stockholders’ Equity
Preferred stock, $0.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $0.01 par value, authorized 50,000,000 shares, issued 30,764,555 and 30,120,263 shares and outstanding 27,761,967 and 27,117,675 shares	307,646	301,203
Class B common stock, $0.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	335,694,478	325,601,647
Accumulated other comprehensive loss	(32,881,822)	(41,703,747)
Retained earnings	217,794,917	240,563,774
Treasury stock, at cost	(41,226,357)	(41,226,357)
Total stockholders’ equity	479,745,354	483,593,012
Total liabilities and stockholders’ equity	$2,266,293,888	$2,243,349,335

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

	Years Ended December 31,
	2023	2022	2021
Statements of Income (Loss)
Revenues
Net premiums earned (includes affiliated reinsurance of $237,903,029, $232,105,306 and $212,591,341 - see note 3)	$882,071,386	$822,489,450	$776,015,201
Investment income, net of investment expenses	40,853,215	34,016,112	31,125,631
Installment payment fees	894,137	1,516,330	2,416,873
Lease income	346,439	383,451	430,800
Net investment gains (losses) (includes ($2,242,190), ($979,972) and $382,602 accumulated other comprehensive income reclassification)	3,172,807	(10,184,797)	6,477,286
Total revenues	927,337,984	848,220,546	816,465,791
Expenses
Net losses and loss expenses (includes affiliated reinsurance of $150,198,479, $177,849,040 and $131,367,599 - see note 3)	609,177,699	564,078,993	520,709,542
Amortization of deferred policy acquisition costs	154,214,000	142,430,000	128,733,000
Other underwriting expenses	151,747,579	137,923,739	129,367,893
Policyholder dividends	5,313,430	5,560,407	5,198,515
Interest	619,813	620,558	895,605
Other, net	1,201,987	1,244,948	1,222,728
Total expenses	922,274,508	851,858,645	786,127,283
Income (loss) before income tax expense (benefit)	5,063,476	(3,638,099)	30,338,508
Income tax expense (benefit) (includes ($470,860), ($205,794) and $80,346 income tax (benefit) expense from reclassification items)	637,972	(1,678,694)	5,084,334
Net income (loss)	$4,425,504	$(1,959,405)	$25,254,174
Basic earnings (loss) per common share:
Class A common stock	$0.14	$(0.06)	$0.83
Class B common stock	$0.11	$(0.07)	$0.74
Diluted earnings (loss) per common share:
Class A common stock	$0.14	$(0.06)	$0.83
Class B common stock	$0.11	$(0.07)	$0.74
Statements of Comprehensive Income (Loss)
Net income (loss)	$4,425,504	$(1,959,405)	$25,254,174
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during the period, net of income tax expense (benefit) of $1,285,390, ($12,164,443) and ($2,008,078)	4,246,693	(45,761,476)	(7,544,805)
Reclassification adjustment for losses (gains) included in net income (loss), net of income tax (benefit) expense of ($470,860), ($205,794) and $80,346	1,771,330	774,178	(302,256)
Other comprehensive income (loss)	6,018,023	(44,987,298)	(7,847,061)
Comprehensive income (loss)	$10,443,527	$(46,946,703)	$17,407,113

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, January 1, 2021	27,651,774	5,649,240	$276,518	$56,492	$289,149,567	$11,130,612	$258,387,288	$(41,226,357)	$517,774,120
Issuance of common stock (stock compensation plans)	157,783		1,578		2,161,142				2,162,720
Stock-based compensation	946,646		9,466		13,260,855				13,270,321
Net income							25,254,174		25,254,174
Cash dividends							(19,578,187)		(19,578,187)
Grant of stock options					317,917		(317,917)		—
Other comprehensive loss						(7,847,061)			(7,847,061)
Balance, December 31, 2021	28,756,203	5,649,240	$287,562	$56,492	$304,889,481	$3,283,551	$263,745,358	$(41,226,357)	$531,036,087
Issuance of common stock (stock compensation plans)	161,254		1,613		2,122,277				2,123,890
Stock-based compensation	1,202,806		12,028		18,252,148				18,264,176
Net loss							(1,959,405)		(1,959,405)
Cash dividends							(20,884,438)		(20,884,438)
Grant of stock options					337,741		(337,741)		—
Other comprehensive loss						(44,987,298)			(44,987,298)
Balance, December 31, 2022	30,120,263	5,649,240	$301,203	$56,492	$325,601,647	$(41,703,747)	$240,563,774	$(41,226,357)	$483,593,012
Issuance of common stock (stock compensation plans)	150,426		1,504		2,081,186				2,082,690
Stock-based compensation	493,866		4,939		7,683,782				7,688,721
Net income							4,425,504		4,425,504
Cash dividends							(22,166,694)		(22,166,694)
Grant of stock options					327,863		(327,863)		—
Cumulative effect of adoption of updated guidance for credit losses at January 1, 2023							(1,895,902)		(1,895,902)
Reclassification of held-to-maturity transfer						2,803,902	(2,803,902)		—
Other comprehensive income						6,018,023			6,018,023
Balance, December 31, 2023	30,764,555	5,649,240	$307,646	$56,492	$335,694,478	$(32,881,822)	$217,794,917	$(41,226,357)	$479,745,354

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$4,425,504	$(1,959,405)	$25,254,174
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	4,326,446	4,841,559	5,837,809
Net investment (gains) losses	(3,172,807)	10,184,797	(6,477,286)
Changes in Assets and Liabilities:
Losses and loss expenses	5,111,080	43,425,457	115,612,864
Unearned premiums	21,758,338	4,694,708	35,768,824
Accrued expenses	(279,416)	197,731	(25,086,539)
Premiums receivable	(5,745,527)	(4,983,714)	733,752
Deferred policy acquisition costs	(1,873,174)	(5,141,857)	(8,871,415)
Deferred income taxes	229,397	(2,958,735)	1,095,306
Reinsurance receivable	13,959,053	(1,111,214)	(46,502,159)
Accrued investment income	(1,084,422)	(646,321)	(278,092)
Amounts due to affiliate	(7,080,816)	7,096,006	(12,216,212)
Reinsurance balances payable	5,263,152	(450,281)	712,582
Prepaid reinsurance premiums	(8,133,066)	16,344,443	(7,517,509)
Current income taxes	408,576	(3,219,959)	(2,201,569)
Other, net	511,426	796,805	867,438
Net adjustments	24,198,240	69,069,425	51,477,794
Net cash provided by operating activities	28,623,744	67,110,020	76,731,968
Cash Flows from Investing Activities:
Purchases of fixed maturities:
Held to maturity	(25,226,609)	(74,902,605)	(125,630,220)
Available for sale	(150,423,864)	(151,994,462)	(163,593,018)
Purchases of equity securities	(5,128,994)	(15,862,888)	(25,354,790)
Sales of fixed maturities:
Available for sale	28,154,556	24,381,244	6,281,963
Maturity of fixed maturities:
Held to maturity	32,923,991	53,747,886	44,211,076
Available for sale	58,277,402	75,759,806	165,867,395
Sales of equity securities	19,745,875	34,973,196	26,585,663
Net (purchases) sales of property and equipment	(44,701)	28,290	1,224,806
Net sales (purchases) of short-term investments	25,015,703	(44,628,770)	8,207,814
Net cash used in investing activities	(16,706,641)	(98,498,303)	(62,199,311)
Cash Flows from Financing Activities:
Issuance of common stock	8,645,530	19,304,956	14,181,702
Cash dividends paid	(21,893,692)	(20,502,716)	(19,099,220)
Payments on subordinated debentures	—	—	(5,000,000)
Payments on lines of credit	—	—	(50,000,000)
Net cash used in financing activities	(13,248,162)	(1,197,760)	(59,917,518)
Net decrease in cash	(1,331,059)	(32,586,043)	(45,384,861)
Cash at beginning of year	25,123,332	57,709,375	103,094,236
Cash at end of year	$23,792,273	$25,123,332	$57,709,375

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Notes to Consolidated Financial Statements

1 - Summary of Significant Accounting Policies

Organization and Business

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries are Atlantic States Insurance Company (“Atlantic States”), Michigan Insurance Company (“MICO”), the Peninsula Insurance Group (“Peninsula”), which consists of The Peninsula Insurance Company and its wholly owned subsidiary Peninsula Indemnity Company, and Southern Insurance Company of Virginia (“Southern”). Our insurance subsidiaries and their affiliates write commercial and personal lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwestern, New England, Southern and Southwestern states.

At December 31, 2023, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At December 31, 2023, Donegal Mutual held approximately 44% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 71% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

Atlantic States, our largest subsidiary, participates in a proportional reinsurance agreement (the “pooling agreement”) with Donegal Mutual. Under the pooling agreement, Donegal Mutual and Atlantic States contribute substantially all of their respective premiums, losses and loss expenses to the underwriting pool, and the underwriting pool, acting through Donegal Mutual, then allocates 80% of the pooled business to Atlantic States. Thus, Donegal Mutual and Atlantic States share the underwriting results of the pooled business in proportion to their respective participation in the underwriting pool.

In addition, Donegal Mutual has a 100% quota-share reinsurance agreement with Southern Mutual Insurance Company (“Southern Mutual”). Donegal Mutual places its assumed business from Southern Mutual into the underwriting pool.

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

Index
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

Index
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in 2022 and 2023 due to a number of factors, including supply chain disruption, higher new and used automobile values, increases in the cost of replacement automobile parts and rising labor rates. While these trend changes have begun to normalize, they caused significant disruption to historical loss patterns and give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of replacement automobile parts and building materials, availability of skilled labor, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items.  To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded.

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

Index
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

We report reinsurance receivable net of an allowance for expected credit losses. We establish an allowance for expected credit losses based upon our ongoing review of amounts outstanding, historical loss data, changes in reinsurer credit standing and other relevant factors. We utilize a probability-of-default methodology, which reflects current and forecasted economic conditions, to estimate the allowance for expected credit losses and recognize changes to the allowance in our results of operations.

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

In 2023, 2022 and 2021, we realized $139,135, $360,452 and $438,850, respectively, in tax benefits upon the exercise of stock options.

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

Index
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

The following amounts represent reinsurance Atlantic States ceded to the pool during 2023, 2022 and 2021:

	2023	2022	2021
Premiums earned	$332,272,662	$314,321,443	$305,729,418
Losses and loss expenses	238,055,099	202,228,589	222,737,225
Prepaid reinsurance premiums	161,991,511	154,472,615	152,323,262
Liability for losses and loss expenses	299,947,390	277,641,902	274,033,812

Index
The following amounts represent reinsurance Atlantic States assumed from the pool during 2023, 2022 and 2021:

	2023	2022	2021
Premiums earned	$583,559,746	$578,216,706	$573,891,394
Losses and loss expenses	409,051,306	395,794,813	383,455,320
Unearned premiums	286,147,727	280,031,908	289,976,879
Liability for losses and loss expenses	507,527,839	496,849,769	455,564,733

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

The following amounts represent reinsurance ceded to Donegal Mutual pursuant to these quota-share reinsurance agreements during 2023, 2022 and 2021:

	2023	2022	2021
Premiums earned	$168,243	$17,989,939	$37,996,474
Losses and loss expenses	2,902,422	5,194,974	20,037,608
Prepaid reinsurance premiums	—	—	18,548,821
Liability for losses and loss expenses	17,852,153	22,642,908	36,659,853

In 2023, each of our insurance subsidiaries had a catastrophe reinsurance agreement with Donegal Mutual that provided coverage under any one catastrophic occurrence above a set retention of $3,000,000, with a combined retention of $6,000,000 for a catastrophe involving a combination of our insurance subsidiaries, up to the amount Donegal Mutual and our insurance subsidiaries retained under catastrophe reinsurance agreements with unaffiliated reinsurers. Through December 31, 2022, each of our insurance subsidiaries had a catastrophe reinsurance agreement with Donegal Mutual that provided coverage under any one catastrophic occurrence above a set retention of $2,000,000, with a combined retention of $5,000,000 for a catastrophe involving a combination of our insurance subsidiaries, up to the amount Donegal Mutual and our insurance subsidiaries retained under catastrophe reinsurance agreements with unaffiliated reinsurers.

The following amounts represent reinsurance that our insurance subsidiaries ceded to Donegal Mutual pursuant to these reinsurance agreements during 2023, 2022 and 2021:

	2023	2022	2021
Premiums earned	$13,215,814	$13,800,018	$17,574,161
Losses and loss expenses	17,895,306	10,517,709	9,309,624
Liability for losses and loss expenses	2,497,244	1,271,006	1,658,057

The following amounts represent the effect of affiliated reinsurance transactions on net premiums our insurance subsidiaries earned during 2023, 2022 and 2021:

	2023	2022	2021
Assumed	$583,559,746	$578,216,706	$573,891,394
Ceded	(345,656,717)	(346,111,400)	(361,300,053)
Net	$237,903,029	$232,105,306	$212,591,341

Index
The following amounts represent the effect of affiliated reinsurance transactions on net losses and loss expenses our insurance subsidiaries incurred during 2023, 2022 and 2021:

	2023	2022	2021
Assumed	$409,051,306	$395,790,312	$383,452,056
Ceded	(258,852,827)	(217,941,272)	(252,084,457)
Net	$150,198,479	$177,849,040	$131,367,599

b. Expense Sharing

Donegal Mutual provides facilities, management and other services to us and our insurance subsidiaries. In addition, Donegal Mutual purchases and maintains the information technology systems that support the business of Donegal Mutual and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Atlantic States and Donegal Mutual in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for allocated costs of services Donegal Mutual provides on their behalf based on their proportion of the total direct premiums written of the Donegal Insurance Group and other metrics. Donegal Mutual allocates costs related to its development and maintenance of information technology systems over the estimated useful life of those systems (generally five years) and charges a proportionate share of those costs to our insurance subsidiaries based on their percentage of the total net premiums written of the Donegal Insurance Group. Allocated expenses from Donegal Mutual for services it provided to our insurance subsidiaries totaled $218,974,132, $199,177,393 and $186,568,897 for 2023, 2022 and 2021, respectively.

Donegal Mutual is currently in the midst of a multi-year effort to modernize certain of its key technology infrastructure and application systems. Donegal Mutual placed three releases of new systems into service in 2020, 2021 and 2023, respectively. Donegal Mutual allocated $10.5 million, $7.6 million and $5.1 million of related costs to our insurance subsidiaries in 2023, 2022 and 2021, respectively. Donegal Mutual will allocate to our insurance subsidiaries their proportionate share of the remaining $40.9 million of related costs over the next five years. Donegal Mutual incurred an additional $888,904 of deferred costs related to releases under development that were not yet ready for their intended use at December 31, 2023.

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

Index
4 - Investments

The amortized cost and estimated fair values of our fixed maturities at December 31, 2023 and 2022 are as follows:

	2023
	Carrying Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$91,517,359	$54,668	$91,572,027	$—	$8,885,420	$82,686,607
Obligations of states and political subdivisions	376,897,952	265,977	377,163,929	1,448,585	46,844,714	331,767,800
Corporate securities	201,847,288	999,685	202,846,973	207,628	14,804,569	188,250,032
Mortgage-backed securities	9,234,439	5,517	9,239,956	—	418,057	8,821,899
Totals	$679,497,038	$1,325,847	$680,822,885	$1,656,213	$70,952,760	$611,526,338

	2023
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$89,367,383	$199,299	$4,146,999	$85,419,683
Obligations of states and political subdivisions	41,957,742	11,665	3,853,623	38,115,784
Corporate securities	211,882,285	100,014	15,189,332	196,792,967
Mortgage-backed securities	286,520,103	594,023	18,094,317	269,019,809
Totals	$629,727,513	$905,001	$41,284,271	$589,348,243

	2022
Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$103,362,028	$856	$10,566,154	$92,796,730
Obligations of states and political subdivisions	382,097,461	1,809,879	60,494,134	323,413,206
Corporate securities	190,948,922	—	20,510,543	170,438,379
Mortgage-backed securities	12,030,949	—	634,583	11,396,366
Totals	$688,439,360	$1,810,735	$92,205,414	$598,044,681

	2022
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$68,537,456	$108,683	$5,124,827	$63,521,312
Obligations of states and political subdivisions	45,448,157	33,994	5,326,367	40,155,784
Corporate securities	218,040,945	8,315	15,211,215	202,838,045
Mortgage-backed securities	239,886,169	155,278	22,764,657	217,276,790
Totals	$571,912,727	$306,270	$48,427,066	$523,791,931

Index
At December 31, 2023, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $245.1 million and an amortized cost of $278.3 million. Our holdings also included special revenue bonds with an aggregate fair value of $124.8 million and an amortized cost of $140.8 million. With respect to both categories of bonds, we held no securities of any issuer that comprised more than 10% of that category at December 31, 2023. Education bonds and water and sewer utility bonds represented 47% and 35%, respectively, of our total investments in special revenue bonds based on their carrying values at December 31, 2023. Many of the issuers of the special revenue bonds we held at December 31, 2023 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

We have segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity.  We are amortizing this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $284,095, $510,819 and $897,073 in other comprehensive income in 2023, 2022 and 2021, respectively. At December 31, 2023 and 2022, net unrealized losses of $1.3 million and $4.7 million, respectively, remained within accumulated other comprehensive loss.

We set forth below the amortized cost and estimated fair value of fixed maturities at December 31, 2023 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$19,007,881	$18,869,262
Due after one year through five years	105,894,799	102,016,841
Due after five years through ten years	251,405,744	230,975,966
Due after ten years	295,274,505	250,842,370
Mortgage-backed securities	9,239,956	8,821,899
Total held to maturity	$680,822,885	$611,526,338

Available for sale
Due in one year or less	$35,774,037	$35,384,044
Due after one year through five years	175,526,581	166,257,527
Due after five years through ten years	105,858,004	95,629,511
Due after ten years	26,048,788	23,057,352
Mortgage-backed securities	286,520,103	269,019,809
Total available for sale	$629,727,513	$589,348,243

Index
The cost and estimated fair values of our equity securities at December 31, 2023 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value

Equity securities	$18,843,929	$7,059,027	$—	$25,902,956

The cost and estimated fair values of our equity securities at December 31, 2022 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value

Equity securities	$30,770,633	$5,666,467	$1,332,260	$35,104,840

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2023 and 2022 amounted to $10,499,430 and $9,473,047, respectively.

We derived net investment income, consisting primarily of interest and dividends, from the following sources:
	2023	2022	2021
Fixed maturities	$40,445,697	$34,945,437	$32,343,878
Equity securities	765,881	897,429	1,437,948
Short-term investments	2,471,998	817,428	321,117
Other	29,250	29,250	29,250
Investment income	43,712,826	36,689,544	34,132,193
Investment expenses	(2,859,611)	(2,673,432)	(3,006,562)
Net investment income	$40,853,215	$34,016,112	$31,125,631

We present below gross gains and losses from investments and the change in the difference between fair value and cost of investments:

	2023	2022	2021
Gross realized gains:
Fixed maturities	$1,059,244	$1,149,761	$676,724
Equity securities	2,662,661	1,765,923	1,430,465
Real estate	—	477,287	—
	3,721,905	3,392,971	2,107,189
Gross realized losses:
Fixed maturities	3,300,351	2,129,736	294,126
Equity securities	732,940	4,113,526	462,335
	4,033,291	6,243,262	756,461
Net realized (losses) gains	(311,386)	(2,850,291)	1,350,728
Gross unrealized gains on equity securities	3,651,125	258,532	5,627,949
Gross unrealized losses on equity securities	(109,125)	(7,593,038)	(501,391)
Increase in allowance for credit losses	(57,807)	—	—
Net investment gains (losses)	$3,172,807	$(10,184,797)	$6,477,286

Change in difference between fair value and cost of investments:
Fixed maturities	$28,839,658	$(177,147,840)	$(27,576,934)
Equity securities	2,724,820	15,823,189	4,010,973
Totals	$31,564,478	$(161,324,651)	$(23,565,961)

Index
We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2023 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$32,223,934	$217,164	$116,537,998	$12,815,255
Obligations of states and political subdivisions	13,097,410	67,913	307,429,319	50,630,424
Corporate securities	13,065,558	324,293	353,862,937	29,669,608
Mortgage-backed securities	46,964,057	220,436	178,112,881	18,291,938
Totals	$105,350,959	$829,806	$955,943,135	$111,407,225

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2022 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$90,245,322	$5,326,954	$47,237,638	$10,364,027
Obligations of states and political subdivisions	261,464,427	49,327,324	47,945,038	16,493,177
Corporate securities	298,706,256	22,272,711	72,959,284	13,449,047
Mortgage-backed securities	143,885,626	10,940,722	69,878,986	12,458,518
Totals	$794,301,631	$87,867,711	$238,020,946	$52,764,769

We held 869 debt securities that were in an unrealized loss position at December 31, 2023. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We did not recognize any impairment losses on specific securities in 2023, 2022 or 2021. We had no sales or transfers from our held to maturity portfolio in 2023, 2022 or 2021. We had no derivative instruments or hedging activities during 2023, 2022 or 2021.

Index
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

 At December 31, 2023, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at December 31, 2023, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

We evaluate our assets and liabilities on a regular basis to determine the appropriate level at which to classify them for each reporting period. Based on our review of the methodology and summary of inputs the pricing services use, we have concluded that our Level 1 and Level 2 investments were classified properly at December 31, 2023 and 2022.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2023:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$85,419,683	$—	$85,419,683	$—
Obligations of states and political subdivisions	38,115,784	—	38,115,784	—
Corporate securities	196,792,967	—	196,792,967	—
Mortgage-backed securities	269,019,809	—	269,019,809	—
Equity securities	25,902,956	23,910,968	1,991,988	—
Total investments in the fair value hierarchy	$615,251,199	$23,910,968	$591,340,231	$—

Index
The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2022:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$63,521,312	$—	$63,521,312	$—
Obligations of states and political subdivisions	40,155,784	—	40,155,784	—
Corporate securities	202,838,045	—	202,838,045	—
Mortgage-backed securities	217,276,790	—	217,276,790	—
Equity securities	35,104,840	32,820,452	2,284,388	—
Total investments in the fair value hierarchy	$558,896,771	$32,820,452	$526,076,319	$—
6 - Deferred Policy Acquisition Costs

Changes in our insurance subsidiaries’ deferred policy acquisition costs are as follows:

	2023	2022	2021
Balance, January 1	$73,170,230	$68,028,373	$59,156,958
Acquisition costs deferred	156,087,174	147,571,857	137,604,415
Amortization charged to earnings	(154,214,000)	(142,430,000)	(128,733,000)
Balance, December 31	$75,043,404	$73,170,230	$68,028,373

7 - Property and Equipment

Property and equipment at December 31, 2023 and 2022 consisted of the following:

	2023	2022	Estimated Useful Life
Office equipment	$8,289,730	$8,245,030	3-15 years
Automobiles	42,794	42,794	5 years
Real estate	2,575,207	2,575,207	5-50 years
Software	1,386,936	1,386,936	5 years
	12,294,667	12,249,967
Accumulated depreciation	(9,661,262)	(9,494,862)
	$2,633,405	$2,755,105

Depreciation expense for 2023, 2022 and 2021 amounted to $166,400, $173,535 and $208,641, respectively.

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

We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	2023	2022	2021
Balance at January 1	$1,121,045,758	$1,077,620,301	$962,007,437
Less reinsurance recoverable	(451,184,222)	(451,261,306)	(404,818,480)
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1	1,131,836	—	—
Net balance at January 1	670,993,372	626,358,995	557,188,957
Incurred related to:
Current year	625,831,043	608,900,206	551,917,571
Prior years	(16,653,344)	(44,821,213)	(31,208,029)
Total incurred	609,177,699	564,078,993	520,709,542
Paid related to:
Current year	330,290,039	302,272,322	269,316,762
Prior years	260,738,168	218,304,130	182,222,742
Total paid	591,028,207	520,576,452	451,539,504
Net balance at December 31	689,142,864	669,861,536	626,358,995
Plus reinsurance recoverable	437,013,974	451,184,222	451,261,306
Balance at December 31	$1,126,156,838	$1,121,045,758	$1,077,620,301

Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $16.7 million, $44.8 million and $31.2 million in 2023, 2022 and 2021, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2023 development represented 2.5% of the December 31, 2022 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile and commercial automobile lines of business for accident years prior to 2023. The majority of the 2023 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2022 development represented 7.2% of the December 31, 2021 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile and commercial automobile lines of business for accident years prior to 2022. The majority of the 2022 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2021 development represented 5.6% of the December 31, 2020 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile, workers’ compensation and commercial automobile lines of business for accident years prior to 2021. The majority of the 2021 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO.

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

Index
Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, our insurance subsidiaries’ IBNR reserves include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during 2023.

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

The following tables present information about incurred and paid claims development as of December 31, 2023, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves plus expected development on reported claims that our insurance subsidiaries included within their net incurred claims amounts. The tables include unaudited information about incurred and paid claims development for the years ended December 31, 2014 through 2022, which we present as supplementary information.

Index
Personal Automobile											At December 31, 2023
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2014	$124,426	$124,806	$124,210	$126,200	$126,779	$126,734	$126,861	$126,977	$127,108	$127,148	$37	71
2015		137,569	139,333	139,181	142,493	142,408	142,073	142,010	141,965	141,894	61	70
2016			150,216	153,937	157,516	157,943	156,935	156,436	156,227	155,834	192	73
2017				166,690	176,728	175,939	174,784	173,730	173,032	172,712	353	79
2018					186,580	183,358	181,558	180,787	179,732	178,990	627	81
2019						161,056	157,689	156,300	154,805	153,883	1,227	68
2020							111,483	103,585	100,339	99,253	1,543	43
2021								119,364	118,752	114,707	2,792	47
2022									126,203	134,834	5,639	50
2023										152,740	27,416	50
									Total	$1,431,995

Personal Automobile
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
(in thousands)
2014	$85,377	$104,736	$114,893	$120,491	$123,815	$124,926	$125,619	$125,762	$126,701	$127,026
2015		93,611	116,303	128,395	135,027	139,121	140,028	140,892	141,172	141,298
2016			102,433	129,507	143,321	151,159	153,521	154,769	155,521	155,505
2017				111,964	142,372	159,879	166,099	169,190	170,895	171,513
2018					115,585	150,175	163,036	169,651	173,922	176,233
2019						103,101	127,187	141,004	146,667	150,017
2020							66,084	81,783	89,736	94,094
2021								76,477	93,998	103,427
2022									83,616	109,845
2023										99,574
									Total	1,328,532
			All outstanding liabilities before 2014, net of reinsurance							994
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$104,457

Index
Homeowners											At December 31, 2023
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2014	$56,916	$58,378	$57,680	$57,332	$57,288	$57,402	$57,367	$57,371	$57,353	$57,362	$—	17
2015		63,359	63,925	63,053	63,071	63,099	62,993	63,043	63,036	63,042	—	14
2016			62,443	64,064	63,735	63,355	63,279	63,409	63,472	63,478	3	12
2017				79,283	79,911	79,305	79,247	79,065	78,815	78,819	24	17
2018					81,965	83,385	82,905	82,566	82,058	81,977	78	19
2019						73,294	73,554	73,234	72,168	72,176	187	16
2020							61,633	62,718	61,595	61,495	385	14
2021								67,677	66,996	65,451	496	11
2022									82,433	82,045	1,846	10
2023										86,693	8,046	10
									Total	$712,538

Homeowners
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
(in thousands)
2014	$45,823	$56,255	$56,990	$57,195	$56,995	$57,243	$57,336	$57,339	$57,318	$57,327
2015		51,885	61,542	62,204	62,590	62,844	62,943	62,936	62,938	63,042
2016			50,125	61,145	62,760	63,144	63,162	63,217	63,266	63,296
2017				67,077	77,663	78,006	78,127	78,454	78,528	78,556
2018					70,385	79,892	80,905	81,464	81,568	81,826
2019						58,074	69,145	70,416	70,884	71,209
2020							51,226	60,348	60,809	61,189
2021								52,161	63,920	64,124
2022									63,107	79,187
2023										67,636
									Total	687,392
			All outstanding liabilities before 2014, net of reinsurance							148
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$25,294

Index
Commercial Automobile											At December 31, 2023
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2014	$42,760	$44,544	$47,326	$48,213	$49,284	$49,168	$49,308	$49,291	$49,285	$49,212	$8	11
2015		46,526	48,323	51,412	54,259	54,517	54,619	53,793	53,477	53,431	33	12
2016			54,302	57,353	65,905	67,127	66,894	66,085	65,922	65,602	71	13
2017				61,484	67,927	67,697	67,249	65,310	64,631	65,022	105	14
2018					79,307	81,396	82,313	83,043	82,226	82,368	207	15
2019						88,864	91,245	90,290	86,140	84,566	729	16
2020							90,367	87,766	85,016	83,590	2,528	14
2021								109,824	99,231	96,947	6,346	14
2022									115,287	108,690	17,627	15
2023										112,135	37,768	14
									Total	$801,563

Commercial Automobile
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
(in thousands)
2014	$22,707	$31,089	$39,436	$44,374	$47,290	$48,418	$48,603	$48,714	$48,757	$48,829
2015		23,875	35,342	41,678	48,261	51,605	51,992	52,728	53,052	53,047
2016			27,033	38,237	48,837	57,237	60,485	64,421	65,076	65,273
2017				28,707	40,213	49,703	57,128	59,889	62,187	64,074
2018					33,862	47,941	57,451	69,487	74,421	79,308
2019						36,948	53,026	63,575	72,139	80,617
2020							31,884	46,459	60,665	70,669
2021								39,851	56,101	69,908
2022									46,242	67,367
2023										45,387
									Total	644,479
			All outstanding liabilities before 2014, net of reinsurance							88
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$157,172

Index
Commercial Multi-Peril											At December 31, 2023
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2014	$48,204	$50,135	$51,843	$52,336	$53,294	$53,116	$52,926	$52,933	$53,502	$53,395	$—	7
2015		42,070	43,874	44,728	45,104	45,873	45,366	45,420	45,595	46,181	—	6
2016			43,005	46,988	48,267	48,871	48,732	48,823	48,802	48,374	135	6
2017				56,185	56,043	56,517	54,812	55,076	54,244	55,002	187	7
2018					66,265	66,470	67,749	67,810	65,911	65,900	624	7
2019						71,865	73,836	76,326	75,821	76,015	2,093	7
2020							83,195	79,910	76,490	74,796	4,524	8
2021								116,827	117,574	119,321	14,055	7
2022									142,395	141,935	27,544	7
2023										129,069	43,788	5
									Total	$809,988

Commercial Multi-Peril
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
(in thousands)
2014	$27,920	$35,520	$40,936	$47,021	$50,017	$51,615	$52,103	$52,252	$52,875	$53,074
2015		21,837	29,419	34,323	39,162	42,849	44,090	44,439	44,764	45,572
2016			19,660	29,402	34,612	41,193	43,435	44,944	47,432	48,048
2017				27,399	36,926	42,691	46,361	49,488	51,494	52,422
2018					30,597	42,296	48,050	54,913	59,118	62,253
2019						28,210	41,266	47,522	55,951	63,156
2020							34,729	46,193	52,646	58,754
2021								46,768	69,735	82,580
2022									57,641	86,664
2023										56,238
									Total	608,761
			All outstanding liabilities before 2014, net of reinsurance							521
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$201,748

Index
Workers’ Compensation											At December 31, 2023
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2014	$51,508	$51,553	$49,288	$48,537	$47,540	$47,693	$47,849	$47,620	$47,794	$47,623	$7	6
2015		53,332	49,615	45,991	44,986	43,006	42,597	42,225	42,043	41,875	141	6
2016			58,814	49,802	47,883	44,969	44,098	43,559	43,484	43,447	387	6
2017				60,450	56,351	52,687	51,464	49,557	48,802	48,668	753	6
2018					62,197	55,291	52,514	47,912	47,007	46,742	924	6
2019						60,998	59,624	57,728	56,480	55,893	1,003	7
2020							57,172	57,850	57,384	56,714	1,824	6
2021								67,035	65,530	64,225	3,550	7
2022									67,046	67,331	6,428	7
2023										62,401	21,881	5
									Total	$534,919
Workers’ Compensation
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	Unaudited
(in thousands)
2014	$13,932	$28,513	$36,284	$40,393	$42,465	$43,866	$44,403	$44,671	$45,314	$45,905
2015		13,071	27,531	34,192	36,929	37,936	38,596	39,096	39,478	39,762
2016			14,709	30,344	37,178	40,570	41,208	41,543	41,809	42,195
2017				15,581	31,990	39,684	42,954	44,242	45,174	45,935
2018					17,644	31,928	37,072	41,611	43,279	44,359
2019						16,939	33,009	41,740	47,121	50,079
2020							14,591	32,817	44,089	48,259
2021								20,931	42,633	51,781
2022									18,643	41,225
2023										17,546
									Total	427,046
			All outstanding liabilities before 2014, net of reinsurance							5,251
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$113,124

Index
The following table presents a reconciliation of the net incurred and paid claims development tables to the liability for claims and claims adjustment expenses in our consolidated balance sheet:

At December 31,
(in thousands)	2023
Net outstanding liabilities:
Personal automobile	$104,457
Homeowners	25,294
Commercial automobile	157,172
Commercial multi-peril	201,748
Workers’ compensation	113,124
Other	34,916
636,711

Reinsurance recoverable:
Personal automobile	$98,157
Homeowners	15,325
Commercial automobile	94,517
Commercial multi-peril	118,979
Workers’ compensation	84,766
Other	6,643
418,387
Unallocated loss adjustment expenses	$71,059
Gross liability for unpaid losses and loss expenses	$1,126,157

The following table presents supplementary information about average historical claims duration as of December 31, 2023:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Personal automobile	65.6%	16.9%	8.5%	4.2%	2.2%	0.9%	0.5%	0.1%	0.4%	0.3%
Homeowners	81.1	16.0	1.2	0.5	0.2	0.2	0.1	—	0.1	—
Commercial automobile	42.3	18.1	14.4	11.9	6.2	3.7	1.4	0.4	—	0.1
Commercial multi-peril	44.3	17.6	9.8	10.3	6.6	3.4	2.1	0.8	1.5	0.4
Workers’ compensation	30.9	32.6	15.6	8.1	3.3	1.9	1.1	0.8	1.0	1.2

9 - Borrowings

Lines of Credit

In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At December 31, 2023, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current Term SOFR rate plus 2.11%.

Index
Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a fixed-rate cash advance of $35.0 million that was outstanding at December 31, 2023. The cash advance carries a fixed interest rate of 1.74% and is due in August 2024. In March 2020, Atlantic States issued $50.0 million of debt to the FHLB of Pittsburgh in exchange for a cash advance in the same amount that carried a fixed interest rate of 0.83%. Atlantic States obtained this contingent liquidity funding in light of uncertainty surrounding the economic impact of the COVID-19 pandemic. Atlantic States repaid this advance when it became due in March 2021.

The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at December 31, 2023.

FHLB stock purchased and owned as part of the agreement	$1,591,800
Collateral pledged, at par (carrying value $42,729,397)	45,690,038
Borrowing capacity currently available	5,107,416

Subordinated Debentures

In September 2021, upon receipt of approval from the Michigan Department of Insurance and Financial Services, MICO repaid in full the $5.0 million surplus note held previously by Donegal Mutual, along with accrued interest of $178,082.

10 - Reinsurance

Unaffiliated Reinsurers

Our insurance subsidiaries and Donegal Mutual participate in a consolidated third-party reinsurance program, for which the coverage and parameters are common to all of our insurance subsidiaries and Donegal Mutual. The program utilizes several different reinsurers, all of which have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance Donegal Mutual and our insurance subsidiaries had in place for 2023:

•
excess of loss reinsurance, under which Donegal Mutual and our insurance subsidiaries recovered losses over a set retention of $3.0 million for all losses other than workers’ compensation and a retention of $2.0 million for workers’ compensation losses; and

•
catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recovered 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention of $25.0 million up to aggregate losses of $175.0 million per occurrence.

As many as 24 reinsurers provided coverage for 2023 on any one treaty with no reinsurer taking more than 17.5% of any one treaty. The amount of coverage provided under each of these types of reinsurance depended upon the amount, nature, size and location of the risks being reinsured.

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

Index
The following amounts represent ceded reinsurance transactions with unaffiliated reinsurers during 2023, 2022 and 2021:

	2023	2022	2021
Premiums written	$43,030,879	$37,002,702	$38,173,733
Premiums earned	42,416,710	36,947,675	37,984,833
Losses and loss expenses	16,318,760	31,096,016	29,999,528
Prepaid reinsurance premiums	6,732,955	6,118,784	6,063,759
Liability for losses and loss expenses	116,717,187	149,628,406	138,909,584

Total Reinsurance

The following amounts represent total ceded reinsurance transactions with both affiliated and unaffiliated reinsurers during 2023, 2022 and 2021:

	2023	2022	2021
Premiums earned	$388,073,427	$383,059,075	$399,284,886
Losses and loss expenses	275,171,587	249,037,288	282,083,985
Prepaid reinsurance premiums	168,724,466	160,591,399	176,935,842
Liability for losses and loss expenses	437,013,974	451,184,222	451,261,306

The following amounts represent the effect of reinsurance on premiums written for 2023, 2022 and 2021:

	2023	2022	2021
Direct	$702,227,408	$641,971,207	$609,204,706
Assumed	589,675,724	568,272,026	601,864,198
Ceded	(396,206,492)	(366,714,634)	(406,802,395)
Net premiums written	$895,696,640	$843,528,599	$804,266,509

The following amounts represent the effect of reinsurance on premiums earned for 2023, 2022 and 2021:

	2023	2022	2021
Direct	$686,584,907	$627,331,528	$601,408,581
Assumed	583,559,906	578,216,997	573,891,506
Ceded	(388,073,427)	(383,059,075)	(399,284,886)
Net premiums earned	$882,071,386	$822,489,450	$776,015,201
Percentage of assumed premiums earned to net premiums earned	66.2%	70.3%	74.0%

11 - Income Taxes

Our provision for income tax expense (benefit) for 2023, 2022 and 2021 consisted of the following:

	2023	2022	2021
Current federal income tax	$408,575	$1,280,041	$3,998,431
Deferred federal income tax	229,397	(2,958,735)	1,085,903
Income tax expense (benefit)	$637,972	$(1,678,694)	$5,084,334

Index
Our effective tax rate is different from the amount computed at the statutory federal rate of 21%. The reasons for such difference and the related tax effects are as follows:

	2023	2022	2021
Income (loss) before income tax expense (benefit)	$5,063,476	$(3,638,099)	$30,338,508
Tax at federal statutory rate	1,063,330	(764,001)	6,371,087
Tax-exempt interest	(1,328,312)	(1,446,102)	(1,491,154)
Proration	351,415	384,944	401,717
Dividends received deduction	(77,348)	(93,675)	(115,713)
Stock options	595,602	216,893	148,320
Additional tax paid for prior year	159,261	(6,071)	(15,874)
Other, net	(125,976)	29,318	(214,049)
Income tax expense (benefit)	$637,972	$(1,678,694)	$5,084,334

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Unearned premium	$18,130,477	$17,560,126
Loss reserves	10,067,846	9,712,582
Net unrealized losses	8,743,238	11,088,307
Net state operating loss carryforward - DGI Parent	8,072,420	8,068,185
Other	1,492,635	1,472,110
Total gross deferred tax assets	46,506,616	47,901,310
Less valuation allowance	(8,072,420)	(8,068,185)
Net deferred tax assets	38,434,196	39,833,125
Deferred tax liabilities:
Deferred policy acquisition costs	15,759,115	15,365,749
Loss reserve transition adjustment	564,002	856,267
Other	2,578,554	2,008,092
Total gross deferred tax liabilities	18,901,671	18,230,108
Net deferred tax asset	$19,532,525	$21,603,017

We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of a deferred tax asset. At December 31, 2023 and 2022, we established a valuation allowance of $8.1 million for our net state operating loss carryforward, which will expire between 2024 and 2043 . We determined that we were not required to establish a valuation allowance for the other net deferred tax assets of $38.4 million and $39.8 million at December 31, 2023 and 2022, respectively, since it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and our implementation of tax-planning strategies.

We are no longer subject to income tax examinations for tax years prior to 2016. In 2019, the Internal Revenue Service (“IRS”) began a federal income tax audit of our consolidated tax returns for tax years 2016 to 2018. No material issues have been raised and no adjustments have been proposed as a result of this ongoing audit.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during 2023, 2022 or 2021. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through December 31, 2023.

 At December 31, 2023 and 2022, our treasury stock consisted of 3,002,588 and 72,465 shares of Class A common stock and Class B common stock, respectively.

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

Since 1996, we have maintained an Equity Incentive Plan for Directors. During 2019, we adopted a plan that made 500,000 shares of Class A common stock available for issuance to our directors and the directors of our subsidiaries and affiliates. We may make awards in the form of stock options. The plan also provides for the issuance of 500 shares of restricted stock on the first business day of January in each year to each of our directors and each director of Donegal Mutual who does not serve as one of our directors. We issued 8,500 shares of restricted stock on January 3, 2023 under our director plan. We issued 8,500 shares of restricted stock on January 4, 2022 under our director plan. We issued 10,000 shares of restricted stock on January 4, 2021 under our director plan.

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

Index
The weighted-average grant date fair value of options we granted during 2023 was $1.51. We calculated this fair value based upon a risk-free interest rate of 4.12%, an expected life of three years, an expected volatility of 20% and an expected dividend yield of 5%.

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

We charged compensation expense for our stock compensation plans against income before income taxes of $876,569, $818,853 and $965,701 for the years ended December 31, 2023, 2022 and 2021, respectively, with a corresponding income tax benefit of $184,079, $171,959 and $202,797. At December 31, 2023 and 2022, our total unrecognized compensation cost related to non-vested share-based compensation granted under our stock compensation plans was $1.9 million and $1.7 million, respectively. We expect to recognize this cost over a weighted average period of 2.0 years.

During 2023, we received cash from option exercises under all stock compensation plans of $6.8 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $139,135 for 2023. During 2022, we received cash from option exercises under all stock compensation plans of $17.4 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $360,452 for 2022. During 2021, we received cash from option exercises under all stock compensation plans of $12.3 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $438,850 for 2021.

Index
Information regarding activity in our stock option plans follows:

	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2020	9,694,352	$15.24
Granted - 2021	906,500	14.39
Exercised - 2021	(946,646)	13.00
Forfeited - 2021	(404,664)	15.69
Expired - 2021	(1,139,816)	16.40
Outstanding at December 31, 2021	8,109,726	15.22
Granted - 2022	956,600	14.08
Exercised - 2022	(1,202,806)	14.50
Forfeited - 2022	(545,618)	15.35
Expired - 2022	(935,723)	16.81
Outstanding at December 31, 2022	6,382,179	14.94
Granted - 2023	959,200	13.87
Exercised - 2023	(493,866)	13.79
Forfeited - 2023	(379,288)	15.29
Expired - 2023	(1,415,897)	15.81
Outstanding at December 31, 2023	5,052,328	$14.58
Exercisable at:
December 31, 2021	6,297,849	$15.43
December 31, 2022	4,627,630	$15.21
December 31, 2023	3,234,327	$14.90

Shares available for future option grants at December 31, 2023 totaled 569,540 shares under all plans.

The following table summarizes information about stock options outstanding at December 31, 2023:

Grant Date	Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life	Number of Options Exercisable
December 18, 2014	$15.80	883,839	1.0 years	883,839
December 19, 2019	14.98	819,765	1.0 years	819,765
December 17, 2020	14.43	701,024	2.0 years	701,024
January 4, 2021	14.07	10,000	2.0 years	10,000
December 16, 2021	14.39	764,500	3.0 years	509,666
February 9, 2022	14.15	2,000	3.1 years	2,000
April 18, 2022	13.28	10,000	3.3 years	6,667
December 15, 2022	14.09	904,100	4.0 years	301,366
December 21, 2023	13.87	957,100	5.0 years	—
	Total	5,052,328		3,234,327

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

Index
A summary of plan activity follows:

	Shares Issued
	Price	Shares
January 1, 2021	$11.96	23,336
July 1, 2021	11.88	24,619
January 1, 2022	12.15	24,907
July 1, 2022	11.56	23,454
January 1, 2023	12.07	26,545
July 1, 2023	12.27	28,912

On January 1, 2024, we issued 29,787 shares at a price of $11.89 per share under this plan.

Agency Stock Purchase Plan

Since 1996, we have maintained an Agency Stock Purchase Plan. During 2018, we adopted a plan that made 350,000 shares of our Class A common stock available for issuance to agents of our insurance subsidiaries and Donegal Mutual. During 2021, we amended the 2018 plan to make 400,000 shares of our Class A common stock available for issuance. The 2018 plan expired in 2021. During 2021, we adopted a new plan that made 500,000 shares of our Class A common stock available for issuance to agents of our insurance subsidiaries and Donegal Mutual. The plan permits an agent to invest up to $12,000 per subscription period (April 1 to September 30 and October 1 to March 31 of each year) under various methods. We issue stock at the end of each subscription period at a price equal to 90% of the average market price during the last ten trading days of each subscription period. During 2023, 2022 and 2021, we issued 86,469, 104,393 and 99,828 shares, respectively, under this plan. The expense we recognized under this plan was not material.

14 - Statutory Net Income, Capital and Surplus and Dividend Restrictions

The following table presents selected information, as filed with state insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities:

Index
	2023	2022	2021
Atlantic States:
Statutory capital and surplus	$273,626,140	$263,579,356	$278,883,189
Statutory unassigned surplus	167,301,333	158,056,862	174,073,348
Statutory net income (loss)	7,193,716	(3,124,687)	(7,417,845)
MICO:
Statutory capital and surplus	71,608,571	75,441,871	75,197,207
Statutory unassigned surplus	49,582,271	53,422,483	53,201,571
Statutory net income (loss)	3,298,940	(233,391)	7,704,417
Peninsula:
Statutory capital and surplus	50,398,403	52,234,684	47,867,789
Statutory unassigned surplus	32,089,203	33,925,484	29,558,589
Statutory net income	4,121,754	4,192,697	3,536,404
Southern:
Statutory capital and surplus	68,041,175	64,463,124	64,238,221
Statutory unassigned surplus	(8,907,602)	7,523,951	7,330,382
Statutory net (loss) income	(16,927,267)	(410,561)	6,927,576

Our principal source of cash for payment of dividends is dividends from our insurance subsidiaries. State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements that may further impact their ability to pay dividends. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2023 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2024 are approximately $27.4 million from Atlantic States, $7.2 million from MICO and $5.0 million from Peninsula, or a total of approximately $39.6 million.

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

Reconciliations of statutory net (loss) income and capital and surplus, as determined using SAP, to the net income (loss) and stockholders’ equity amounts included in the accompanying consolidated financial statements are as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory net (loss) income of insurance subsidiaries	$(2,312,857)	$424,058	$10,750,552
Increases (decreases):
Deferred policy acquisition costs	1,873,174	5,141,857	8,871,415
Deferred federal income taxes	(229,397)	2,958,735	(1,085,903)
Salvage and subrogation recoverable	3,644,800	5,195,800	2,551,800
Consolidating eliminations and adjustments	(10,574,579)	(14,791,466)	(18,769)
Parent-only net income (loss)	12,024,363	(888,389)	4,185,079
Net income (loss)	$4,425,504	$(1,959,405)	$25,254,174

Index
	December 31,
	2023	2022	2021
Statutory capital and surplus of insurance subsidiaries	$463,674,289	$455,719,035	$466,186,406
Increases (decreases):
Deferred policy acquisition costs	75,043,404	73,170,230	68,028,373
Deferred federal income taxes	(13,072,768)	(23,794,084)	(21,294,388)
Salvage and subrogation recoverable	32,351,000	28,706,200	23,510,400
Non-admitted assets and other adjustments, net	1,328,142	712,623	929,862
Fixed maturities	(41,036,366)	(49,367,986)	5,958,434
Parent-only equity and other adjustments	(38,542,347)	(1,553,006)	(12,283,000)
Stockholders’ equity	$479,745,354	$483,593,012	$531,036,087

16 - Supplementary Cash Flow Information

The following table reflects net income taxes and interest we paid during 2023, 2022 and 2021:

	2023	2022	2021
Income taxes	$—	$4,500,000	$6,200,000
Interest	618,519	623,947	1,150,211

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

We present below a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our Class A common stock:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Basic earnings (loss) per share:
Numerator:
Allocation of net income (loss)	$3,788	$(1,571)	$21,131
Denominator:
Weighted-average shares outstanding	27,469	26,409	25,388
Basic earnings (loss) per share	$0.14	$(0.06)	$0.83
Diluted earnings (loss) per share:
Numerator:
Allocation of net income (loss)	$3,788	$(1,571)	$21,131
Denominator:
Number of shares used in basic computation	27,469	26,409	25,388
Weighted-average effect of dilutive securities
Add: Director and employee stock options	94	—	146
Number of shares used in per share computations	27,563	26,409	25,534
Diluted earnings (loss) per share	$0.14	$(0.06)	$0.83

We used the following information in the basic and diluted per share computations for our Class B common stock:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Basic and diluted earnings (loss) per share:
Numerator:
Allocation of net income (loss)	$638	$(388)	$4,123
Denominator:
Weighted-average shares outstanding	5,577	5,577	5,577
Basic and diluted earnings (loss) per share	$0.11	$(0.07)	$0.74

We did not include any effect of dilutive securities in the computation of diluted loss per share for 2022 because we sustained a net loss for the period.

Index
18 - Condensed Financial Information of Parent Company

Condensed Balance Sheets
(in thousands)

December 31,	2023	2022
Assets
Investment in subsidiaries/affiliates (equity method)	$506,855	$509,513
Short-term investments	1,469	7,325
Cash	8,043	3,288
Property and equipment	504	586
Other	4,866	4,589
Total assets	$521,737	$525,301

Liabilities and Stockholders’ Equity
Liabilities
Cash dividends declared to stockholders	$5,570	$5,297
Notes payable to subsidiary	35,000	35,000
Other	1,422	1,411
Total liabilities	41,992	41,708
Stockholders’ equity	479,745	483,593
Total liabilities and stockholders’ equity	$521,737	$525,301

Condensed Statements of Income (Loss) and Comprehensive Income (Loss)
(in thousands)

Year Ended December 31,	2023	2022	2021
Statements of Income (Loss)
Revenues
Dividends from subsidiaries	$13,000	$—	$5,000
Other	638	526	481
Total revenues	13,638	526	5,481
Expenses
Operating expenses	1,202	1,245	1,223
Interest	787	787	787
Total expenses	1,989	2,032	2,010
Income (loss) before income tax benefit and equity in undistributed net (loss) income of subsidiaries	11,649	(1,506)	3,471
Income tax benefit	(375)	(618)	(714)
Income (loss) before equity in undistributed net (loss) income of subsidiaries	12,024	(888)	4,185
Equity in undistributed net (loss) income of subsidiaries	(7,598)	(1,071)	21,069
Net income (loss)	$4,426	$(1,959)	$25,254
Statements of Comprehensive Income (Loss)
Net income (loss)	$4,426	$(1,959)	$25,254
Other comprehensive income (loss), net of tax
Unrealized gain (loss) - subsidiaries	6,018	(44,988)	(7,847)
Other comprehensive income (loss), net of tax	6,018	(44,988)	(7,847)
Comprehensive income (loss)	$10,444	$(46,947)	$17,407

Index
Condensed Statements of Cash Flows
(in thousands)

Year Ended December 31,	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$4,426	$(1,959)	$25,254
Adjustments:
Equity in undistributed net loss (income) of subsidiaries	7,598	1,071	(21,069)
Other	(168)	(1,972)	(536)
Net adjustments	7,430	(901)	(21,605)
Net cash provided (used)	11,856	(2,860)	3,649
Cash flows from investing activities:
Net sale (purchases) of short-term investments	5,856	(7,316)	—
Net purchase of property and equipment	(45)	—	(13)
Investment in subsidiaries	(819)	(768)	(916)
Other	30	(28)	—
Net cash received (used)	5,022	(8,112)	(929)
Cash flows from financing activities:
Cash dividends paid	(21,894)	(20,503)	(19,099)
Issuance of common stock	9,771	20,388	15,433
Net cash used	(12,123)	(115)	(3,666)
Net change in cash	4,755	(11,087)	(946)
Cash at beginning of year	3,288	14,375	15,321
Cash at end of year	$8,043	$3,288	$14,375

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

Index
Financial data by segment is as follows:

	2023	2022	2021
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$533,029	$521,227	$478,966
Personal lines	349,042	301,263	297,049
GAAP premiums earned	882,071	822,490	776,015
Net investment income	40,853	34,016	31,126
Investment gains (losses)	3,173	(10,185)	6,477
Other	1,241	1,900	2,848
Total revenues	$927,338	$848,221	$816,466

	2023	2022	2021
	(in thousands)
Income (loss) before income taxes:
Underwriting (loss) income:
Commercial lines	$(6,998)	$(22,665)	$(35,174)
Personal lines	(35,118)	(13,506)	17,235
SAP underwriting loss	(42,116)	(36,171)	(17,939)
GAAP adjustments	3,735	8,667	9,945
GAAP underwriting loss	(38,381)	(27,504)	(7,994)
Net investment income	40,853	34,016	31,126
Investment gains (losses)	3,173	(10,185)	6,477
Other	(582)	35	730
Income (loss) before income taxes	$5,063	$(3,638)	$30,339

20 - Guaranty Fund and Other Insurance-Related Assessments

Our insurance subsidiaries’ liabilities for guaranty fund and other insurance-related assessments were $1.9 million at December 31, 2023 and 2022. These liabilities included $702,261 and $663,883 related to surcharges collected by our insurance subsidiaries on behalf of regulatory authorities for 2023 and 2022, respectively.

21 - Allowance for Expected Credit Losses

Pursuant to new accounting guidance we adopted on January 1, 2023, we make estimates with respect to the potential impairment of financial instruments and recognize expected credit losses as an allowance rather than impairments as credit losses are incurred. We refer to Note 2 - Impact of New Accounting Standards for more information regarding the new accounting guidance. We have established allowances for expected credit losses with respect to held-to-maturity debt securities and reinsurance recoverable.

Held-to-Maturity Debt Securities

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

Index
The following table presents the balances for fixed maturities classified as held-to-maturity, net of the allowance for expected credit losses, at December 31, 2023, the cumulative effect of our adoption of the updated accounting guidance for credit losses on January 1, 2023 and changes in the allowance for expected credit losses for 2023.

	At and For the Year Ended December 31, 2023
	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$688,439	$—
Cumulative effect of adoption of updated accounting guidance for credit losses		1,268
Current period change for expected credit losses		58
Balance at end of period	$679,497	$1,326

Reinsurance Receivable

For reinsurance receivable, we establish an allowance for expected credit losses based upon our ongoing review of amounts outstanding, historical loss data, changes in reinsurer credit standing and other relevant factors. We utilize a probability-of-default methodology, which reflects current and forecasted economic conditions, to estimate the allowance for expected credit losses and recognize changes to the allowance in our results of operations.

The following table presents the balances for reinsurance receivable, net of the allowance for expected credit losses, at December 31, 2023, the cumulative effect of our adoption of the updated accounting guidance for credit losses on January 1, 2023 and the changes in the allowance for expected credit losses for 2023.

	At and For the Year Ended December 31, 2023
	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$456,522	$—
Cumulative effect of adoption of updated accounting guidance for credit losses		1,132
Current period change for expected credit losses		262
Balance at end of period	$441,431	$1,394

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donegal Group Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Donegal Group Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimate of Liabilities for Losses and Loss Expenses
As discussed in Notes 1 and 8 to the consolidated financial statements, the Company estimates the liabilities for losses and loss expenses (reserves) through an internal reserve analysis that relies upon generally accepted actuarial practices. The Company develops reserve estimates by line of business and, as experience emerges and other information develops, the reserve estimates are assessed in aggregate and adjusted as necessary. As of December 31, 2023, the Company recorded a liability of $1.126 billion for reserves.

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

•
developing an independent estimate of reserves for certain lines of business using methods consistent with generally accepted actuarial practices by independently forming assumptions of loss development factors, a priori ratios, and the weighting of actuarial methods when more than one was used, considering internal and external factors

•
assessing the Company’s internal actuarial analysis for certain lines of business by reviewing the assumptions and actuarial methods used, which included the selection of loss development factors, a priori ratios, and the weighting of actuarial methods when more than one was used, considering internal and external factors

•	developing a range of reserves and comparing to the Company’s recorded reserves and assessing movement of the Company’s recorded reserves within that range.

We or our predecessor firms have served as the Company’s auditor since 1986.

Philadelphia, Pennsylvania
March 6, 2024

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2023 covered by this Form 10-K Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2023, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act and our disclosure controls and procedures are also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on our evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was effective at December 31, 2023.

The effectiveness of our internal control over financial reporting at December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included in this Form 10-K Report.

Changes in Internal Control over Financial Reporting

Donegal Mutual implemented a new application system that Donegal Mutual and our insurance subsidiaries began to utilize during 2021 for the allocation of expenses and, beginning in 2022, for reinsurance premiums and commissions. Donegal Mutual and our insurance subsidiaries expanded the utilization of this application system in 2023 to include the preparation of financial statements based on statutory accounting principles, or SAP, that state insurance regulators prescribe or permit. The SAP financial statements of our insurance subsidiaries serve as the starting point for our financial statements prepared using GAAP. The new application system provides for further automation of, and enhanced internal controls over, these processes. The implementation of the new system is part of a multi-year accounting systems and process modernization initiative Donegal Mutual is implementing to achieve various benefits for Donegal Mutual and our insurance subsidiaries, including streamlined financial reporting workflows and a more efficient control environment.

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

Index
Item 9B.	Other Information.

Trading Arrangements of Directors and Executive Officers

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Donegal Group Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Donegal Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and December 31, 2022, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated March 6, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

Philadelphia, Pennsylvania
March 6, 2024

Index
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Other than the information we provide below and the information regarding executive officers included in Part I of this Form 10-K Report, we incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about March 17, 2023 relating to our annual meeting of stockholders that we will hold on April 18, 2024, or our Proxy Statement.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the response to this Item 12 by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate the response to this Item 13 by reference to our Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

We incorporate the response to this Item 14 by reference to our Proxy Statement.

Index
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial statements, financial statement schedule and exhibits filed:

(i)	Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	106

Donegal Group Inc. and Subsidiaries:

Consolidated Balance Sheets at December 31, 2023 and 2022	65

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2023, 2022 and 2021	66

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2023, 2022 and 2021	67

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2023, 2022 and 2021	68

Notes to Consolidated Financial Statements	69

Report and Consent of Independent Registered Public Accounting Firm

(Filed as Exhibit 23.1)

(b)	Financial Statement Schedule

Schedule III — Supplementary Insurance Information	116

Report of Independent Registered Public Accounting Firm	Filed herewith

We have omitted all other schedules since they are not required, not applicable or the information is included in the financial statements or notes to the financial statements.

(c)	Exhibits

Exhibit No.	Description of Exhibits	Reference

3.1	Certificate of Incorporation of Donegal Group Inc., as amended.	(i)

3.2	Second Amended and Restated By-laws of Donegal Group Inc.	(q)

3.3	State of Delaware Certificate of Change of Registered Agent and/or Registered Office	(r)

4.1	Description of Donegal Group Inc’s Securities Registered pursuant to Section 12 of the Exchange Act.	(m)

Management Contracts and Compensatory Plans or Arrangements

10.1	Donegal Group Inc. 2013 Equity Incentive Plan for Employees.	(g)

10.2	Donegal Group Inc. 2013 Equity Incentive Plan for Directors.	(g)

10.3	Employment Agreement dated as of October 1, 2020 among Donegal Mutual Insurance Company, Donegal Group Inc. and Kevin G. Burke.	(l)

10.4	Employment Agreement dated as of October 1, 2020 among Donegal Mutual Insurance Company, Donegal Group Inc. and Jeffrey D. Miller.	(l)

10.5	Form of Employment Agreement dated as of October 1, 2020 among Donegal Mutual Insurance Company, Donegal Group Inc. and Our Executive Officers Other Than Kevin G. Burke and Jeffrey D. Miller.	(s)

10.6	Donegal Mutual Insurance Company 401(k) Plan.	(a)

Index
10.7	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(a)

10.8	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.9	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.10	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.11	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.12	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(c)

10.13	Donegal Group Inc. 2015 Equity Incentive Plan for Employees.	(h)

10.14	Donegal Group Inc. 2015 Equity Incentive Plan for Directors.	(h)

10.15	Donegal Group Inc. 2019 Equity Incentive Plan for Employees.	(j)

10.16	Donegal Group Inc. 2019 Equity Incentive Plan for Directors.	(j)

10.17	Donegal Group Inc. 2020 Long-Term Executive Incentive Plan.	(k)

10.18	Donegal Group Inc. Cash Incentive Bonus Plan for 2021.	(m)

10.19	Donegal Group Inc. 2021 Employee Stock Purchase Plan.	(n)

10.20	Donegal Group Inc. Cash Incentive Bonus Plan for 2022.	(p)

10.21	Donegal Group Inc. Cash Incentive Bonus Plan for 2023.	(s)

10.22	Donegal Group Inc. Cash Incentive Bonus Plan for 2024.	Filed herewith

10.23	Donegal Group Inc. 2023 Long-Term Executive Incentive Plan.	(s)

Other Material Contracts

10.24	Amended and Restated Proportional Reinsurance Agreement dated March 1, 2010 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(e)

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
(p)

10.27	Quota-share Reinsurance Agreement dated December 1, 2010 between Donegal Mutual Insurance Company and Michigan Insurance Company.	(f)

10.28	Donegal Group Inc. 2021 Agency Stock Purchase Plan.	(o)

10.29	Discretionary Loan Agreement between Donegal Group Inc. and M&T Bank dated August 1, 2020.	(m)

10.30	Amendment to Discretionary Loan Agreement between Donegal Group Inc. and M&T Bank dated September 24, 2021 - terms effective as of June 30, 2023 benchmark transition event.	(t)

14	Code of Business Conduct and Ethics.	(d)

21	Subsidiaries of Registrant.	Filed herewith

23.1	Report and Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.	Filed herewith

Index
32.1	Section 1350 Certification of Chief Executive Officer.	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer.	Filed herewith

97.1	Donegal Group Inc. Incentive Compensation Recoupment Policy.	Filed herewith

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

(a)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.
(b)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.
(c)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2002.
(d)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2003.
(e)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2009.
(f)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2010.
(g)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated April 22, 2013.
(h)	We incorporate such exhibit by reference to the copy of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 16, 2015 filed on March 16, 2015.
(i)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-Q Report for the quarter ended June 30, 2019.
(j)	We incorporate such exhibit by reference to the copy of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 18, 2019 filed on March 18, 2019.
(k)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2019.
(l)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated October 1, 2020.
(m)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2020.
(n)	We incorporate such exhibit by reference to the copy of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 15, 2021 filed on March 15, 2021.
(o)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form S-3 Registration Statement filed on September 30, 2021.
(p)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2021.
(q)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated July 22, 2022.
(r)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated August 10, 2022.
(s)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2022.
(t)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-Q Report for the quarter ended June 30, 2023.

Index
Item 16.	Form 10-K Summary.

None.

Index

DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2023, 2022 and 2021
($ in thousands)

Segment	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
Year Ended December 31, 2023
Commercial lines	$533,029	$—	$345,401	$94,842	$93,325	$528,429
Personal lines	349,042	—	263,777	59,372	58,423	367,268
Investments	—	40,853	—	—	—	—
	$882,071	$40,853	$609,178	$154,214	$151,748	$895,697
Year Ended December 31, 2022
Commercial lines	$521,227	$—	$342,456	$91,965	$89,056	$530,846
Personal lines	301,263	—	221,623	50,465	48,868	312,684
Investments	—	34,016	—	—	—	—
	$822,490	$34,016	$564,079	$142,430	$137,924	$843,530
Year Ended December 31, 2021
Commercial lines	$478,966	$—	$321,483	$84,927	$85,345	$512,674
Personal lines	297,049	—	199,227	43,806	44,023	291,593
Investments	—	31,126	—	—	—	—
	$776,015	$31,126	$520,710	$128,733	$129,368	$804,267

Index
DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED
($ in thousands)

	At December 31,
Segment	Deferred Policy Acquisition Costs	Liability For Losses and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable
2023
Commercial lines	$42,775	$869,393	$341,664	$—
Personal lines	32,268	256,764	257,747	—
Investments	—	—	—	—
	$75,043	$1,126,157	$599,411	$—
2022
Commercial lines	$43,756	$859,842	$345,437	$—
Personal lines	29,414	261,204	232,216	—
Investments	—	—	—	—
	$73,170	$1,121,046	$577,653	$—

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer
Date: March 6, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin G. Burke	President, Chief Executive Officer and a Director	March 6, 2024
Kevin G. Burke	(principal executive officer)

/s/ Jeffrey D. Miller	Executive Vice President and Chief Financial Officer	March 6, 2024
Jeffrey D. Miller	(principal financial and accounting officer)

/s/ Scott A. Berlucchi	Director	March 6, 2024
Scott A. Berlucchi

/s/ Dennis J. Bixenman	Director	March 6, 2024
Dennis J. Bixenman

/s/ Jack L. Hess	Director	March 6, 2024
Jack L. Hess

/s/ Barry C. Huber	Director	March 6, 2024
Barry C. Huber

/s/ David C. King	Director	March 6, 2024
David C. King

/s/ Kevin M. Kraft, Sr.	Director	March 6, 2024
Kevin M. Kraft, Sr.

/s/ Jon M. Mahan	Director	March 6, 2024
Jon M. Mahan

/s/ S. Trezevant Moore, Jr.	Director	March 6, 2024
S. Trezevant Moore, Jr.

/s/ Annette B. Szady	Director	March 6, 2024
Annette B. Szady

/s/ Richard D. Wampler, II	Director	March 6, 2024
Richard D. Wampler, II