Form 10-Q
period 2024-03-31
DONEGAL GROUP INC
filed 2024-05-03
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,816,654 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on May 1, 2024.

DONEGAL GROUP INC.

Index
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (net of allowance for expected credit losses of $1,329,099 and $1,325,847)	$683,398,852	$679,497,038
Available for sale, at fair value	600,761,425	589,348,243
Equity securities, at fair value	28,883,318	25,902,956
Short-term investments, at cost, which approximates fair value	18,860,030	32,305,408
Total investments	1,331,903,625	1,327,053,645
Cash	19,805,040	23,792,273
Accrued investment income	10,497,341	9,945,714
Premiums receivable	193,160,160	179,591,821
Reinsurance receivable (net of allowance for expected credit losses of $1,026,016 and $1,394,074)	435,505,126	441,431,334
Deferred policy acquisition costs	78,857,108	75,043,404
Deferred tax asset, net	19,483,755	19,532,525
Prepaid reinsurance premiums	179,757,762	168,724,465
Property and equipment, net	2,594,056	2,633,405
Accounts receivable - securities	32,162	1,501,079
Federal income taxes recoverable	7,271,415	8,102,321
Due from affiliate	8,841,178	1,907,527
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	15,961	451,011
Total assets	$2,294,308,053	$2,266,293,888
Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$1,124,452,191	$1,126,156,838
Unearned premiums	634,136,621	599,411,468
Accrued expenses	3,685,534	3,946,974
Reinsurance balances payable	4,016,080	8,758,976
Borrowings under lines of credit	35,000,000	35,000,000
Cash dividends declared to stockholders	—	5,569,992
Other	7,931,153	7,704,286
Total liabilities	1,809,221,579	1,786,548,534
Stockholders’ Equity
Preferred stock, $0.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $0.01 par value, authorized 50,000,000 shares, issued 30,819,242 and 30,764,555 shares and outstanding 27,816,654 and 27,761,967 shares	308,193	307,646
Class B common stock, $0.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	336,817,945	335,694,478
Accumulated other comprehensive loss	(34,483,112)	(32,881,822)
Retained earnings	223,613,313	217,794,917
Treasury stock, at cost	(41,226,357)	(41,226,357)
Total stockholders’ equity	485,086,474	479,745,354
Total liabilities and stockholders’ equity	$2,294,308,053	$2,266,293,888

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Net premiums earned	$227,748,679	$215,233,160
Investment income, net of investment expenses	10,972,327	9,449,078
Net investment gains (losses) (includes ($77,051) and ($2,199,673) accumulated other comprehensive income reclassifications)	2,113,378	(331,189)
Lease income	81,823	89,347
Installment payment fees	224,662	305,375
Total revenues	241,140,869	224,745,771
Expenses:
Net losses and loss expenses	150,896,415	138,105,889
Amortization of deferred policy acquisition costs	39,602,000	37,798,000
Other underwriting expenses	41,739,868	40,611,437
Policyholder dividends	1,054,659	1,343,340
Interest	154,597	152,957
Other expenses, net	444,934	437,715
Total expenses	233,892,473	218,449,338
Income before income tax expense	7,248,396	6,296,433
Income tax expense (includes $16,181 and $461,931 income tax benefit from reclassification items)	1,292,845	1,092,837
Net income	$5,955,551	$5,203,596
Net income per share:
Class A common stock - basic and diluted	$0.18	$0.16
Class B common stock - basic and diluted	$0.16	$0.15

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$5,955,551	$5,203,596
Other comprehensive (loss) income, net of tax
Unrealized (loss) income on securities:
Unrealized holding (loss) income during the period, net of income tax (benefit) expense of ($441,850) and $603,390	(1,662,160)	2,269,896
Reclassification adjustment for losses included in net income, net of income tax benefit of $16,181 and $461,931	60,870	1,737,742
Other comprehensive (loss) income	(1,601,290)	4,007,638
Comprehensive income	$4,354,261	$9,211,234

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Three Months Ended March 31, 2024

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2023	30,764,555	5,649,240	$307,646	$56,492	$335,694,478	$(32,881,822)	$217,794,917	$(41,226,357)	$479,745,354
Issuance of common stock (stock compensation plans)	38,287	—	383	—	472,740	—	—	—	473,123
Share-based compensation	16,400	—	164	—	522,460	—	—	—	522,624
Net income	—	—	—	—	—	—	5,955,551	—	5,955,551
Cash dividends declared	—	—	—	—	—	—	(8,888)	—	(8,888)
Grant of stock options	—	—	—	—	128,267	—	(128,267)	—	—
Other comprehensive loss	—	—	—	—	—	(1,601,290)	—	—	(1,601,290)
Balance, March 31, 2024	30,819,242	5,649,240	$308,193	$56,492	$336,817,945	$(34,483,112)	$223,613,313	$(41,226,357)	$485,086,474

Three Months Ended March 31, 2023

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2022	30,120,263	5,649,240	$301,203	$56,492	$325,601,647	$(41,703,747)	$240,563,774	$(41,226,357)	$483,593,012
Issuance of common stock (stock compensation plans)	35,045	—	350	—	440,746	—	—	—	441,096
Share-based compensation	143,004	—	1,431	—	2,218,355	—	—	—	2,219,786
Net income	—	—	—	—	—	—	5,203,596	—	5,203,596
Cash dividends declared	—	—	—	—	—	—	(7,057)	—	(7,057)
Grant of stock options	—	—	—	—	114,724	—	(114,724)	—	—
Cumulative effect of adoption of updated guidance for credit losses at January 1, 2023	—	—	—	—	—	—	(1,895,902)	—	(1,895,902)
Other comprehensive income	—	—	—	—	—	4,007,638	—	—	4,007,638
Balance, March 31, 2023	30,298,312	5,649,240	$302,984	$56,492	$328,375,472	$(37,696,109)	$243,749,687	$(41,226,357)	$493,562,169

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$5,955,551	$5,203,596
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and other non-cash items	966,911	1,122,609
Net investment (gains) losses	(2,113,378)	331,189
Changes in assets and liabilities:
Losses and loss expenses	(1,704,647)	2,488,926
Unearned premiums	34,725,153	32,031,102
Premiums receivable	(13,568,339)	(15,699,109)
Deferred acquisition costs	(3,813,704)	(4,019,366)
Deferred income taxes	474,439	355,524
Reinsurance receivable	5,926,208	(5,291,035)
Prepaid reinsurance premiums	(11,033,297)	(9,960,021)
Accrued investment income	(551,627)	(1,322,590)
Due from affiliate	(6,933,651)	(7,651,293)
Reinsurance balances payable	(4,742,896)	(220,377)
Current income taxes	830,906	749,813
Accrued expenses	(261,440)	465,988
Other, net	661,955	734,310
Net adjustments	(1,137,407)	(5,884,330)
Net cash provided by (used in) operating activities	4,818,144	(680,734)
Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(11,911,672)	(12,092,863)
Purchases of fixed maturities, available for sale	(46,490,362)	(34,354,601)
Purchases of equity securities, available for sale	(786,680)	(3,590,015)
Maturity of fixed maturities:
Held to maturity	8,008,034	6,127,883
Available for sale	30,922,241	12,365,403
Sales of fixed maturities:
Available for sale	2,995,648	748,250
Sales of equity securities, available for sale	—	3,066,129
Net purchases of property and equipment	—	(44,700)
Net sales of short-term investments	13,445,378	29,183,513
Net cash (used in) provided by investing activities	(3,817,413)	1,408,999
Cash Flows from Financing Activities:
Cash dividends paid	(5,578,880)	(5,304,047)
Issuance of common stock	590,916	2,288,494
Net cash used in financing activities	(4,987,964)	(3,015,553)
Net decrease in cash	(3,987,233)	(2,287,288)
Cash at beginning of period	23,792,273	25,123,332
Cash at end of period	$19,805,040	$22,836,044

Cash paid during period - Interest	$156,292	$156,346
Net cash paid during period - Taxes	$—	$—

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

At March 31, 2024, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At March 31, 2024, Donegal Mutual held approximately 44% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 71% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2024.

We recommend you read the interim financial statements we include in this Form 10-Q Report in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023 that we filed with the Securities and Exchange Commission (“SEC”) on March 6, 2024.

3 -	Net Income Per Share

We have two classes of common stock, which we refer to as our Class A common stock and our Class B common stock. Our certificate of incorporation provides that whenever our board of directors declares a dividend on our Class B common stock, our board of directors shall simultaneously declare a dividend on our Class A common stock that is payable to the holders of our Class A common stock at the same time and as of the same record date at a rate that is at least 10% greater than the rate at which our board of directors declared a dividend on our Class B common stock. Accordingly, we use the two-class method to compute our net income per share. The two-class method is an earnings allocation formula that determines net income per share separately for each class of common stock based on dividends we have declared and an allocation of our remaining undistributed net income using a participation percentage that reflects the dividend rights of each class. The table below presents for the periods indicated a reconciliation of the numerators and denominators we used to compute basic and diluted net income per share for our Class A common stock and our Class B common stock:

	Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$5,039	$917	$4,387	$817
Denominator:
Weighted-average shares outstanding	27,811	5,577	27,193	5,577
Basic net income per share	$0.18	$0.16	$0.16	$0.15

Diluted net income per share:
Numerator:
Allocation of net income	$5,039	$917	$4,387	$817
Denominator:
Number of shares used in basic computation	27,811	5,577	27,193	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	35	—	173	—
Number of shares used in diluted computation	27,846	5,577	27,366	5,577
Diluted net income per share	$0.18	$0.16	$0.16	$0.15

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted net income per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods.

Index
	Three Months Ended March 31,
	2024	2023

Number of options to purchase Class A shares excluded	1,693,904	2,307,435

4 -	Reinsurance

Atlantic States and Donegal Mutual have participated in a pooling agreement since 1986 under which they pool substantially all of their respective premiums, losses and loss expenses, and Atlantic States and Donegal Mutual then share the underwriting results of the pool in accordance with the terms of the pooling agreement. Atlantic States has an 80% share of the results of the pool, and Donegal Mutual has a 20% share of the results of the pool.

Our insurance subsidiaries and Donegal Mutual participate in a consolidated third-party reinsurance program. The coverage and parameters of the program are common to all of our insurance subsidiaries and Donegal Mutual. The program utilizes several different reinsurers. They require their reinsurers to maintain an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance Donegal Mutual and our insurance subsidiaries have in place for 2024:

•
excess of loss reinsurance, under which Donegal Mutual and our insurance subsidiaries recover losses over a set retention of $3.0 million for all losses other than property and a set retention of $4.0 million for property losses; and

•
catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recover 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention of $25.0 million up to aggregate losses of $175.0 million per occurrence.

For property insurance, our insurance subsidiaries have excess of loss reinsurance that provides coverage of $36.0 million per loss over a set retention of $4.0 million. For liability insurance, our insurance subsidiaries have excess of loss reinsurance that provides coverage of $72.0 million per occurrence over a set retention of $3.0 million. For workers’ compensation insurance, our insurance subsidiaries have excess of loss reinsurance that provides coverage of $17.0 million on any one life over a set retention of $3.0 million.

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

In order to write automobile insurance in the state of Michigan, Atlantic States, MICO and Peninsula are required to be members of the Michigan Catastrophic Claims Association (“MCCA”).  The MCCA provides reinsurance to Atlantic States, MICO and Peninsula for personal automobile and commercial automobile personal injury claims in the state of Michigan over a set retention.

Index
We report reinsurance receivable net of an allowance for expected credit losses. We base the allowance upon our ongoing review of amounts outstanding, historical loss data, changes in reinsurer credit standing and other relevant factors. We use a probability-of-default methodology, which reflects current and forecasted economic conditions, to estimate the allowance for expected credit losses.

5 -	Investments

The amortized cost and estimated fair values of our fixed maturities at March 31, 2024 were as follows:

	Carrying Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$91,551	$55	$91,606	$—	$9,550	$82,056
Obligations of states and political subdivisions	376,569	266	376,835	1,057	50,664	327,228
Corporate securities	202,093	1,001	203,094	246	15,565	187,775
Mortgage-backed securities	13,186	7	13,193	9	447	12,755
Totals	$683,399	$1,329	$684,728	$1,312	$76,226	$609,814

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$91,561	$79	$4,585	$87,055
Obligations of states and political subdivisions	41,893	10	4,164	37,739
Corporate securities	208,888	74	13,792	195,170
Mortgage-backed securities	300,874	377	20,454	280,797
Totals	$643,216	$540	$42,995	$600,761

At March 31, 2024, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $241.5 million and an amortized cost of $277.9 million. Our holdings at March 31, 2024 also included special revenue bonds with an aggregate fair value of $123.5 million and an amortized cost of $140.8 million. With respect to both categories of those bonds at March 31, 2024, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 47% and 36%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at March 31, 2024. Many of the issuers of the special revenue bonds we held at March 31, 2024 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

Index
The amortized cost and estimated fair values of our fixed maturities at December 31, 2023 were as follows:

	Carrying Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$91,518	$54	$91,572	$—	$8,885	$82,687
Obligations of states and political subdivisions	376,898	266	377,164	1,449	46,845	331,768
Corporate securities	201,847	1,000	202,847	207	14,805	188,249
Mortgage-backed securities	9,234	6	9,240	—	418	8,822
Totals	$679,497	$1,326	$680,823	$1,656	$70,953	$611,526

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$89,367	$199	$4,147	$85,419
Obligations of states and political subdivisions	41,958	12	3,854	38,116
Corporate securities	211,882	100	15,189	196,793
Mortgage-backed securities	286,520	594	18,094	269,020
Totals	$629,727	$905	$41,284	$589,348

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

We have segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We are amortizing this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of 48,577 and $77,032 in other comprehensive (loss) income during the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024 and December 31, 2023, net unrealized losses of $1.2 million and $1.3 million, respectively, remained within accumulated other comprehensive loss.

Index
We show below the amortized cost and estimated fair value of our fixed maturities at March 31, 2024 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$42,228	$41,549
Due after one year through five years	130,205	121,873
Due after five years through ten years	237,241	216,118
Due after ten years	261,861	217,519
Mortgage-backed securities	13,193	12,755
Total held to maturity	$684,728	$609,814

Available for sale
Due in one year or less	$62,925	$61,761
Due after one year through five years	170,058	160,071
Due after five years through ten years	86,138	77,937
Due after ten years	23,221	20,195
Mortgage-backed securities	300,874	280,797
Total available for sale	$643,216	$600,761

The cost and estimated fair values of our equity securities at March 31, 2024 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$19,631	$9,315	$63	$28,883

The cost and estimated fair values of our equity securities at December 31, 2023 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$18,844	$7,059	$—	$25,903

Index
We present below gross gains and losses from investments and the change in the difference between fair value and cost of investments:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Gross realized gains:
Fixed maturities	$4	$22
Equity securities	—	285
	4	307
Gross realized losses:
Fixed maturities	81	2,222
Equity securities	—	46
	81	2,268
Net realized losses	(77)	(1,961)
Gross unrealized gains on equity securities	2,256	2,202
Gross unrealized losses on equity securities	(63)	(485)
Fixed maturities - credit impairment charges	(3)	(87)
Net investment gains (losses)	$2,113	$(331)

We held fixed maturities with unrealized losses representing declines that we considered temporary at March 31, 2024 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,188	$299	$125,533	$13,836
Obligations of states and political subdivisions	29,747	251	304,139	54,577
Corporate securities	18,034	431	343,673	28,926
Mortgage-backed securities	58,891	656	187,697	20,245
Totals	$143,860	$1,637	$961,042	$117,584

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2023 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$32,224	$217	$116,538	$12,815
Obligations of states and political subdivisions	13,097	68	307,429	50,631
Corporate securities	13,066	324	353,863	29,670
Mortgage-backed securities	46,964	221	178,113	18,291
Totals	$105,351	$830	$955,943	$111,407

Index
We make estimates concerning the valuation of our investments and, as applicable, the recognition of declines in the value of our investments.  For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to an available-for-sale debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we establish an allowance for credit loss. We then recognize the amount of the allowance in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. We regularly review the allowance for credit losses and recognize changes in the allowance in our results of operations. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. For held-to-maturity debt securities, we make estimates concerning expected credit losses at an aggregated level rather that monitoring individual debt securities for credit losses. We establish an allowance for expected credit losses based on an ongoing review of securities held, historical loss data, changes in issuer credit standing and other relevant factors. We utilize a probability-of-default methodology, which reflects current and forecasted economic conditions, to estimate the allowance for expected credit losses and recognize changes to the allowance in our results of operations. We held 893 debt securities that were in an unrealized loss position at March 31, 2024. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

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

Index
Financial data by segment for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$132,092	$133,187
Personal lines	95,657	82,046
GAAP premiums earned	227,749	215,233
Net investment income	10,972	9,449
Investment gains (losses)	2,113	(331)
Other	307	395
Total revenues	$241,141	$224,746
Income before income tax expense:
Underwriting (loss) gain:
Commercial lines	$(10,371)	$(7,912)
Personal lines	(532)	879
SAP underwriting loss	(10,903)	(7,033)
GAAP adjustments	5,359	4,407
GAAP underwriting loss	(5,544)	(2,626)
Net investment income	10,972	9,449
Investment gains (losses)	2,113	(331)
Other	(293)	(196)
Income before income tax expense	$7,248	$6,296

7 -	Borrowings

Lines of Credit

In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At March 31, 2024, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at an interest rate equal to the then-current Term SOFR rate plus 2.11%.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a fixed-rate cash advance of $35.0 million that was outstanding at March 31, 2024. The cash advance carries a fixed interest rate of 1.74% and is due in August 2024. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at March 31, 2024.

FHLB of Pittsburgh stock purchased and owned	$1,591,800
Collateral pledged, at par (carrying value $41,087,980)	44,459,589
Borrowing capacity currently available	3,579,560

Index
8 -	Share–Based Compensation

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

We recorded compensation expense related to our stock compensation plans of $286,001 and $251,773 for the three months ended March 31, 2024 and 2023, respectively, with a corresponding income tax benefit of $60,060 and $52,872, respectively. At March 31, 2024, we had $1.6 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 1.8 years.

We received cash from option exercises under all stock compensation plans during the three months ended March 31, 2024 and 2023 of $ 236,624 and $2.0 million, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $ 1,719 and $46,188 for the three months ended March 31, 2024 and 2023, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At March 31, 2024, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2024, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at March 31, 2024:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$87,055	$—	$87,055	$—
Obligations of states and political subdivisions	37,739	—	37,739	—
Corporate securities	195,170	—	195,170	—
Mortgage-backed securities	280,797	—	280,797	—
Equity securities	28,883	26,891	1,992	—
Total investments in the fair value hierarchy	$629,644	$26,891	$602,753	$—

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2023:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$85,419	$—	$85,419	$—
Obligations of states and political subdivisions	38,116	—	38,116	—
Corporate securities	196,793	—	196,793	—
Mortgage-backed securities	269,020	—	269,020	—
Equity securities	25,903	23,911	1,992	—
Totals	$615,251	$23,911	$591,340	$—

10 -	Income Taxes

At March 31, 2024 and December 31, 2023, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. In 2019, the Internal Revenue Service (“IRS”) began a federal income tax audit of our consolidated tax returns for tax years 2016 to 2018. No material issues have been raised and no adjustments have been proposed as a result of this ongoing audit. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $8.1 million for our net state operating loss carryforward, which will expire between 2024 and 2043. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $39.4 million and $38.4 million at March 31, 2024 and December 31, 2023, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

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

We summarize activity in our insurance subsidiaries’ liabilities for losses and loss expenses as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance at January 1	$1,126,157	$1,121,046
Less reinsurance recoverable	(437,014)	(451,184)
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1	—	1,132
Net balance at January 1	689,143	670,994
Incurred related to:
Current year	159,289	146,413
Prior years	(8,393)	(8,307)
Total incurred	150,896	138,106
Paid related to:
Current year	47,886	41,205
Prior years	98,197	98,820
Total paid	146,083	140,025
Net balance at end of period	693,956	669,075
Plus reinsurance recoverable	430,496	454,460
Balance at end of period	$1,124,452	$1,123,535

Our insurance subsidiaries recognized a decrease in their liabilities for losses and loss expenses of prior years of $8.4 million and $8.3 million for the three months ended March 31, 2024 and 2023, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2024 development represented 1.2% of the December 31, 2023 net carried reserves and resulted from lower-than-expected loss emergence or severity primarily in the commercial multi-peril, commercial automobile and homeowners lines of business. The majority of the 2024 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO. The 2023 development represented 1.2% of the December 31, 2022 net carried reserves and resulted primarily from lower-than-expected loss emergence or severity primarily in the commercial automobile, workers’ compensation and commercial multi-peril lines of business. The majority of the 2023 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the three months ended March 31, 2024.

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

Held-to-Maturity Fixed-Maturity Securities

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

The following table presents the balances for fixed maturities classified as held-to-maturity, net of the allowance for expected credit losses, at March 31, 2024 and 2023 and changes in the allowance for expected credit losses for the three months ended March 31, 2024 and 2023.

	At and For the Three Months Ended March 31, 2024		At and For the Three Months Ended March 31, 2023
	Held-to- Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Held-to- Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$679,497	$1,326	$668,439	$—
Cumulative effect of adoption of updated accounting guidance for credit losses		—		1,268
Current period change for expected credit losses		3		87
Balance at end of period	$683,399	$1,329	$693,779	$1,355

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

The following table presents the balances for reinsurance receivable, net of the allowance for expected credit losses, at March 31, 2024 and 2023, and the changes in the allowance for expected credit losses for the three months ended March 31, 2024 and 2023.

	At and For the Three Months Ended March 31, 2024		At and For the Three Months Ended March 31, 2023
	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$441,431	$1,394	$456,522	$—
Cumulative effect of adoption of updated accounting guidance for credit losses		—		1,132
Current period change for expected credit losses		(368)		335
Balance at end of period	$435,505	$1,026	$460,681	$1,467

Index
13 -	Impact of New Accounting Standards

In September 2016, the FASB issued guidance that amended previous guidance on the impairment of financial instruments by adding an impairment model that requires an entity to recognize expected credit losses as an allowance rather than impairments as credit losses are incurred. The intent of this guidance is to reduce complexity and result in a more timely recognition of expected credit losses. In November 2019, the FASB issued guidance that delayed the effective date for “smaller reporting companies,” as defined in Item 10(f)(1) of Regulation S-K, to annual and interim reporting periods beginning after December 15, 2023 from December 15, 2019. We were a smaller reporting company at the time this guidance was issued, and our adoption of this guidance on January 1, 2023 resulted in an after-tax decrease in retained earnings of $1.9 million. The adoption of this guidance did not have a significant impact on our results of operations or cash flows.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read the following information in conjunction with the historical financial information and the footnotes to that financial information we include in this Quarterly Report on Form 10-Q. We also recommend you read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Index
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in subsequent years due to a number of factors, including supply chain disruption, higher used automobile values, lengthening of repair completion times, increases in the cost of replacement automobile parts and rising labor rates. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of building materials, availability of skilled labor, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items.  To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at March 31, 2024. At March 31, 2024, for every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $6.9 million.

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

Index
Our insurance subsidiaries’ liabilities for losses and loss expenses by major line of business at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Commercial lines:
Automobile	$172,290	$168,749
Workers’ compensation	124,432	122,473
Commercial multi-peril	218,756	217,292
Other	27,845	27,167
Total commercial lines	543,323	535,681
Personal lines:
Automobile	110,287	112,509
Homeowners	28,075	28,001
Other	12,271	12,952
Total personal lines	150,633	153,462
Total commercial and personal lines	693,956	689,143
Plus reinsurance recoverable	430,496	437,014
Total liabilities for losses and loss expenses	$1,124,452	$1,126,157

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

Index
Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at March 31, 2024	Percentage Change in Stockholders’ Equity at March 31, 2024(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2023	Percentage Change in Stockholders’ Equity at December 31, 2023(1)
(dollars in thousands)
(10.0)%	$624,560	11.3%	$620,229	11.3%
(7.5)	641,909	8.5	637,457	8.5
(5.0)	659,258	5.7	654,686	5.7
(2.5)	676,607	2.8	671,914	2.8
Base	693,956	—	689,143	—
2.5	711,305	(2.8)	706,372	(2.8)
5.0	728,654	(5.7)	723,600	(5.7)
7.5	746,003	(8.5)	740,829	(8.5)
10.0	763,352	(11.3)	758,057	(11.3)

(1)	Net of income tax effect.

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

Index
The following table provides a reconciliation of our net premiums earned to our net premiums written for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net premiums earned	$227,749	$215,233
Change in net unearned premiums	23,693	22,071
Net premiums written	$251,442	$237,304

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

Index
Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
GAAP Combined Ratios (Total Lines)
Loss ratio - core losses	58.7%	56.5%
Loss ratio - weather-related losses	4.7	6.5
Loss ratio - large fire losses	6.6	5.1
Loss ratio - net prior-year reserve development	(3.7)	(3.9)
Loss ratio	66.3	64.2
Expense ratio	35.7	36.4
Dividend ratio	0.4	0.6
Combined ratio	102.4%	101.2%

Statutory Combined Ratios
Commercial lines:
Automobile	99.6%	96.2%
Workers’ compensation	111.2	86.2
Commercial multi-peril	102.7	114.8
Other	82.2	79.7
Total commercial lines	101.6	99.8
Personal lines:
Automobile	99.8	103.9
Homeowners	102.9	100.6
Other	85.2	49.3
Total personal lines	100.3	98.9
Total commercial and personal lines	101.2	99.6

Index
Results of Operations - Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first quarter of 2024 were $227.7 million, an increase of $12.5 million, or 5.8%, compared to $215.2 million for the first quarter of 2023, primarily reflecting solid premium retention and renewal premium increases.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the first quarter of 2024 were $251.4 million, an increase of $14.1 million, or 6.0%, from the $237.3 million of net premiums written for the first quarter of 2023. Commercial lines net premiums written decreased $0.9 million, or 0.5%, for the first quarter of 2024 compared to the first quarter of 2023. Personal lines net premiums written increased $15.0 million, or 18.5%, for the first quarter of 2024 compared to the first quarter of 2023. We attribute the decrease in commercial lines net premiums written primarily to planned attrition in states we are exiting or have targeted for profit improvement, offset partially by higher new business writings and a continuation of renewal premium increases in lines other than workers’ compensation. We attribute the increase in personal lines net premiums written primarily to renewal premium increases and strong policy retention.

Investment Income. Our net investment income was $11.0 million for the first quarter of 2024, an increase of $1.6 million, or 16.1%, compared to $9.4 million for the first quarter of 2023. We attribute the increase primarily to an increase in the average investment yield relative to the first quarter of 2023.

Net Investment Gains (Losses). Net investment gains for the first quarter of 2024 were $2.1 million, compared to net investment losses of $331,189 for the first quarter of 2023. The net investment gains for the first quarter of 2024 resulted primarily from the net change in unrealized gains and losses within our equity securities portfolio at March 31, 2024. We did not recognize any impairment losses for individual securities in our investment portfolio during the first quarter of 2024 or 2023.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 66.3% for the first quarter of 2024, an increase from our insurance subsidiaries’ loss ratio of 64.2% for the first quarter of 2023. We attribute this increase primarily to increased core losses and large fire losses, which we define as individual fire losses in excess of $50,000, offset partially by decreased weather-related losses. The core loss ratio, which excludes weather-related losses, large fire losses and net favorable development of reserves for losses incurred in prior accident years, was 58.7% for the first quarter of 2024, compared to 56.5% for the first quarter of 2023. For the commercial lines segment, the core loss ratio of 59.0% for the first quarter of 2024 increased modestly from 58.2% for the first quarter of 2023. For the personal lines segment, the core loss ratio of 58.1% for the first quarter of 2024 increased from 53.7% for the first quarter of 2023, due largely to ongoing inflationary impacts on loss costs for that segment. Weather-related losses were $10.8 million, or 4.7 percentage points of the loss ratio, for the first quarter of 2024, compared to $14.1 million, or 6.5 percentage points of the loss ratio, for the first quarter of 2023. The impact of weather-related loss activity to the loss ratio for the first quarter of 2024 was in line with our previous five-year average of 4.7 percentage points for first quarter weather-related losses. Large fire losses for the first quarter of 2024 were $15.0 million, or 6.6 percentage points of the loss ratio, compared to $10.9 million, or 5.1 percentage points of the loss ratio, for the first quarter of 2023. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 66.0% for the first quarter of 2024, compared to 63.2% for the first quarter of 2023, primarily due to increases in the workers’ compensation and commercial automobile loss ratios. The personal lines statutory loss ratio of our insurance subsidiaries increased to 68.5% for the first quarter of 2024, compared to 66.4% for the first quarter of 2023. We attribute this increase primarily to an increase in the homeowners loss ratio. Our insurance subsidiaries experienced favorable loss reserve development for the first quarter of 2024 of approximately $8.4 million that decreased the loss ratio by 3.7 percentage points, compared to $8.3 million that decreased the loss ratio for the first quarter of 2023 by 3.9 percentage points. Our insurance subsidiaries experienced favorable development primarily in the commercial multi-peril, commercial automobile and homeowners lines of business for the first quarter of 2024, with the majority of the impact relating to reserves for accident years 2020 through 2023.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 35.7% for the first quarter of 2024, compared to 36.4% for the first quarter of 2023. The decrease in the expense ratio primarily reflected early impacts of expense reduction initiatives, offset partially by higher technology costs related to our ongoing systems modernization initiatives for the first quarter of 2024 compared to the prior-year quarter. We expect the impact from allocated costs from Donegal Mutual to our insurance subsidiaries related to the ongoing systems modernization project will peak at approximately 1.3 percentage points of the expense ratio for the full year of 2024 before beginning to subside gradually in subsequent years.

Index
Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 102.4% and 101.2% for the first quarter of 2024 and 2023, respectively. We attribute the increase in the combined ratio primarily to an increase in the loss ratio for the first quarter of 2024 compared to the first quarter of 2023.

Income Tax Expense. We recorded income tax expense of $1.3 million for the first quarter of 2024, representing an effective tax rate of 17.8%. We recorded income tax expense of $1.1 million for the first quarter of 2023, representing an effective tax rate of 17.4%. The income tax tax expense for the first quarter of 2024 and 2023 represented estimates based on our projected annual taxable income and effective tax rates.

Net Income and Net Income Per Share. Our net income for the first quarter of 2024 was $6.0 million, or $.18 per share of Class A common stock on a diluted basis and $.16 per share of Class B common stock, compared to $5.2 million, or $.16 per share of Class A common stock on a diluted basis and $.15 per share of Class B common stock, for the first quarter of 2023. We had 27.8 million and 27.3 million Class A shares outstanding at March 31, 2024 and 2023, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided (used) net cash flows in the first three months of 2024 and 2023 of $4.8 million and ($680,734), respectively.

At March 31, 2024, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at an interest rate equal to the then-current Term SOFR rate plus 2.11%. At March 31, 2024, Atlantic States had a $35.0 million outstanding advance with the FHLB of Pittsburgh that carries a fixed interest rate of 1.74%.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2024 or 2023. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through March 31, 2024.

On April 18, 2024, our board of directors declared quarterly cash dividends of $.1725 per share of our Class A common stock and $.155 per share of our Class B common stock, payable on May 22, 2024 to our stockholders of record as of the close of business on May 8, 2024. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us.  Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2023 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin.  Our insurance subsidiaries did not pay any dividends to us during the first three months of 2024. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2024 are $27.4 million from Atlantic States, $7.2 million from MICO and $5.0 million from Peninsula, or a total of approximately $39.6 million.

At March 31, 2024, we had no material commitments for capital expenditures.

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

 There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2023 through March 31, 2024.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2024, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect materially, over internal control over financial reporting.

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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2023 Annual Report on Form 10-K that we filed with the SEC on March 6, 2024. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the three months ended March 31, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not Applicable.

Item 5.	Other Information.

None.

Index
Item 6.	Exhibits.

Exhibit No.	Description	Reference

Management Contracts and Compensatory Plans or Arrangements

10.1	Donegal Group Inc. 2024 Equity Incentive Plan for Employees.	(a)

10.2	Donegal Group Inc. 2024 Equity Incentive Plan for Directors.	(a)

Other Exhibits

31.1	Certification of Chief Executive Officer.	Filed herewith

31.2	Certification of Chief Financial Officer.	Filed herewith

32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code.	Filed herewith

32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code.	Filed herewith

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

(a)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form S-8 Registration Statement filed on April 25, 2024.

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

May 3, 2024	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

May 3, 2024	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President
and Chief Financial Officer