Form 10-Q
period 2024-09-30
DONEGAL GROUP INC
filed 2024-11-06
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,318,895 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on November 1, 2024.

DONEGAL GROUP INC.

Index
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (net of allowance for expected credit losses of $1,483,475 and $1,325,847)	$694,662,557	$679,497,038
Available for sale, at fair value	622,840,325	589,348,243
Equity securities, at fair value	35,957,068	25,902,956
Short-term investments, at cost, which approximates fair value	15,804,785	32,305,408
Total investments	1,369,264,735	1,327,053,645
Cash	28,650,774	23,792,273
Accrued investment income	10,810,293	9,945,714
Premiums receivable	194,253,985	179,591,821
Reinsurance receivable (net of allowance for expected credit losses of $942,804 and $1,394,074)	434,077,660	441,431,334
Deferred policy acquisition costs	78,484,456	75,043,404
Deferred tax asset, net	16,287,979	19,532,525
Prepaid reinsurance premiums	185,363,903	168,724,465
Property and equipment, net	2,517,163	2,633,405
Accounts receivable - securities	—	1,501,079
Federal income taxes recoverable	2,375,684	8,102,321
Due from affiliate	17,399,612	1,907,527
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	56,421	451,011
Total assets	$2,346,126,029	$2,266,293,888
Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$1,134,852,442	$1,126,156,838
Unearned premiums	646,870,410	599,411,468
Accrued expenses	2,987,398	3,946,974
Reinsurance balances payable	3,389,828	8,758,976
Borrowings under lines of credit	35,000,000	35,000,000
Cash dividends declared to stockholders	—	5,569,992
Other	9,655,905	7,704,286
Total liabilities	1,832,755,983	1,786,548,534
Stockholders’ Equity
Preferred stock, $0.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $0.01 par value, authorized 50,000,000 shares, issued 31,154,488 and 30,764,555 shares and outstanding 28,151,900 and 27,761,967 shares	311,545	307,646
Class B common stock, $0.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	342,186,402	335,694,478
Accumulated other comprehensive loss	(20,951,289)	(32,881,822)
Retained earnings	232,993,253	217,794,917
Treasury stock, at cost	(41,226,357)	(41,226,357)
Total stockholders’ equity	513,370,046	479,745,354
Total liabilities and stockholders’ equity	$2,346,126,029	$2,266,293,888

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Revenues:
Net premiums earned	$237,957,051	$224,392,849
Investment income, net of investment expenses	10,826,991	10,536,488
Net investment gains (losses) (includes ($69,478) and ($237,611) accumulated other comprehensive income reclassifications)	1,875,466	(1,242,521)
Lease income	77,335	85,663
Installment payment fees	1,000,702	155,771
Total revenues	251,737,545	233,928,250
Expenses:
Net losses and loss expenses	146,425,777	156,683,024
Amortization of deferred policy acquisition costs	40,200,000	39,332,000
Other underwriting expenses	41,827,018	37,155,385
Policyholder dividends	1,006,645	1,399,310
Interest	367,583	156,318
Other expenses, net	1,499,217	207,127
Total expenses	231,326,240	234,933,164
Income (loss) before income tax expense (benefit)	20,411,305	(1,004,914)
Income tax expense (benefit) (includes $14,590 and $49,898 income tax benefit from reclassification items)	3,659,775	(199,613)
Net income (loss)	$16,751,530	$(805,301)
Net income (loss) per share:
Class A common stock - basic and diluted	$0.51	$(0.02)
Class B common stock - basic and diluted	$0.46	$(0.02)

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Net income (loss)	$16,751,530	$(805,301)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) during the period, net of income tax expense (benefit) of $3,682,547 and ($1,992,787)	13,853,387	(8,085,494)
Reclassification adjustment for losses included in net income (loss), net of income tax benefit of $14,590 and $49,898	54,888	187,713
Other comprehensive income (loss)	13,908,275	(7,897,781)
Comprehensive income (loss)	$30,659,805	$(8,703,082)

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of  Income
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Revenues:
Net premiums earned	$700,016,877	$655,886,046
Investment income, net of investment expenses	32,867,817	30,143,025
Net investment gains (includes ($65,121) and ($2,289,648) accumulated other comprehensive income reclassifications)	4,725,513	930,302
Lease income	236,662	261,718
Installment payment fees	1,804,091	648,849
Total revenues	739,650,960	687,869,940
Expenses:
Net losses and loss expenses	462,682,511	446,023,609
Amortization of deferred policy acquisition costs	120,458,000	115,065,000
Other underwriting expenses	117,604,295	113,715,159
Policyholder dividends	3,247,853	4,088,288
Interest	676,766	463,911
Other expenses, net	2,309,392	968,976
Total expenses	706,978,817	680,324,943
Income before income tax expense	32,672,143	7,544,997
Income tax expense (includes $13,675 and $480,826 income tax benefit from reclassification items)	5,812,285	1,149,279
Net income	$26,859,858	$6,395,718
Net income per share:
Class A common stock - basic	$0.82	$0.20
Class A common stock - diluted	$0.81	$0.20
Class B common stock - basic and diluted	$0.74	$0.17

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Net income	$26,859,858	$6,395,718
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) during the period, net of income tax expense (benefit) of $3,157,722 and ($3,353,482)	11,879,087	(13,204,298)
Reclassification adjustment for losses included in net income, net of income tax benefit of $13,675 and $480,826	51,446	1,808,822
Other comprehensive income (loss)	11,930,533	(11,395,476)
Comprehensive income (loss)	$38,790,391	$(4,999,758)

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Nine Months Ended September 30, 2024

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2023	30,764,555	5,649,240	$307,646	$56,492	$335,694,478	$(32,881,822)	$217,794,917	$(41,226,357)	$479,745,354
Issuance of common stock (stock compensation plans)	38,287	—	383	—	472,740	—	—	—	473,123
Share-based compensation	16,400	—	164	—	522,460	—	—	—	522,624
Net income	—	—	—	—	—	—	5,955,551	—	5,955,551
Cash dividends declared	—	—	—	—	—	—	(8,888)	—	(8,888)
Grant of stock options	—	—	—	—	128,267	—	(128,267)	—	—
Other comprehensive loss	—	—	—	—	—	(1,601,290)	—	—	(1,601,290)
Balance, March 31, 2024	30,819,242	5,649,240	$308,193	$56,492	$336,817,945	$(34,483,112)	$223,613,313	$(41,226,357)	$485,086,474
Issuance of common stock (stock compensation plans)	43,428	—	434	—	604,562	—	—	—	604,996
Share-based compensation	—	—	—	—	278,337	—	—	—	278,337
Net income	—	—	—	—	—	—	4,152,777	—	4,152,777
Cash dividends declared	—	—	—	—	—	—	(5,670,265)	—	(5,670,265)
Grant of stock options	—	—	—	—	72,106	—	(72,106)	—	—
Other comprehensive loss	—	—	—	—	—	(376,452)	—	—	(376,452)
Balance, June 30, 2024	30,862,670	5,649,240	$308,627	$56,492	$337,772,950	$(34,859,564)	$222,023,719	$(41,226,357)	$484,075,867
Issuance of common stock (stock compensation plans)	33,899	—	339	—	370,784	—	—	—	371,123
Share-based compensation	257,919	—	2,579	—	3,939,010	—	—	—	3,941,589
Net income	—	—	—	—	—	—	16,751,530	—	16,751,530
Cash dividends declared	—	—	—	—	—	—	(5,678,338)	—	(5,678,338)
Grant of stock options	—	—	—	—	103,658	—	(103,658)	—	—
Other comprehensive income	—	—	—	—	—	13,908,275	—	—	13,908,275
Balance, September 30, 2024	31,154,488	5,649,240	$311,545	$56,492	$342,186,402	$(20,951,289)	$232,993,253	$(41,226,357)	$513,370,046

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

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$26,859,858	$6,395,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	2,877,843	3,215,399
Net investment gains	(4,725,513)	(930,302)
Changes in assets and liabilities:
Losses and loss expenses	8,695,604	(7,691,440)
Unearned premiums	47,458,942	39,672,853
Premiums receivable	(14,662,164)	(14,787,307)
Deferred acquisition costs	(3,441,052)	(4,750,766)
Deferred income taxes	73,149	600,019
Reinsurance receivable	7,353,674	17,501,773
Prepaid reinsurance premiums	(16,639,438)	(12,555,645)
Accrued investment income	(864,579)	(1,615,715)
Due from affiliate	(15,492,085)	(3,983,806)
Reinsurance balances payable	(5,369,148)	3,958,666
Current income taxes	5,726,637	536,759
Accrued expenses	(959,576)	(119,166)
Other, net	2,346,248	580,936
Net adjustments	12,378,542	19,632,258
Net cash provided by operating activities	39,238,400	26,027,976
Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(38,788,763)	(25,226,609)
Purchases of fixed maturities, available for sale	(103,059,218)	(131,155,483)
Purchases of equity securities, available for sale	(6,680,114)	(5,128,994)
Maturity of fixed maturities:
Held to maturity	23,520,685	29,144,970
Available for sale	80,297,679	41,318,216
Sales of fixed maturities:
Available for sale	3,943,799	28,154,556
Sales of equity securities, available for sale	1,574,265	8,080,764
Net purchases of property and equipment	—	(44,701)
Net sales of short-term investments	16,500,623	36,950,560
Net cash used in investing activities	(22,691,044)	(17,906,721)
Cash Flows from Financing Activities:
Cash dividends paid	(16,927,483)	(16,339,529)
Issuance of common stock	5,238,628	6,813,772
Net cash used in financing activities	(11,688,855)	(9,525,757)
Net increase (decrease) in cash	4,858,501	(1,404,502)
Cash at beginning of period	23,792,273	25,123,332
Cash at end of period	$28,650,774	$23,718,830

Cash paid during period - Interest	$632,363	$463,911
Net cash paid during period - Taxes	$—	$—

See accompanying notes to consolidated financial statements.

Index
DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Notes to Consolidated Financial Statements

1 -	Organization

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries are Atlantic States Insurance Company (“Atlantic States”), Michigan Insurance Company (“MICO”), the Peninsula Insurance Group (“Peninsula”), which consists of The Peninsula Insurance Company and its wholly owned subsidiary Peninsula Indemnity Company, and Southern Insurance Company of Virginia (“Southern”). Our insurance subsidiaries and their affiliates write commercial and personal lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwestern, Southern and Southwestern states.

At September 30, 2024, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At September 30, 2024, Donegal Mutual held approximately 44% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 71% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2024.

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

	Three Months Ended September 30,
	2024		2023
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss)	$14,189	$2,563	$(671)	$(134)
Denominator:
Weighted-average shares outstanding	27,978	5,577	27,595	5,577
Basic net income (loss) per share	$0.51	$0.46	$(0.02)	$(0.02)

Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$14,189	$2,563	$(671)	$(134)
Denominator:
Number of shares used in basic computation	27,978	5,577	27,595	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	80	—	—	—
Number of shares used in diluted computation	28,058	5,577	27,595	5,577
Diluted net income (loss) per share	$0.51	$0.46	$(0.02)	$(0.02)

Index
	Nine Months Ended September 30,
	2024		2023
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$22,746	$4,114	$5,421	$975
Denominator:
Weighted-average shares outstanding	27,879	5,577	27,391	5,577
Basic net income per share	$0.82	$0.74	$0.20	$0.17

Diluted net income per share:
Numerator:
Allocation of net income	$22,746	$4,114	$5,421	$975
Denominator:
Number of shares used in basic computation	27,879	5,577	27,391	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	38	—	117	—
Number of shares used in diluted computation	27,917	5,577	27,508	5,577
Diluted net income per share	$0.81	$0.74	$0.20	$0.17

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted net income per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Number of options to purchase Class A shares excluded	866,839	—	880,839	2,245,435

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

5 -	Investments

The amortized cost and estimated fair values of our fixed maturities at September 30, 2024 were as follows:

	Carrying Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$88,941	$53	$88,994	$109	$6,554	$82,549
Obligations of states and political subdivisions	374,231	267	374,498	1,487	41,220	334,765
Corporate securities	219,807	1,156	220,963	1,477	9,254	213,186
Mortgage-backed securities	11,684	7	11,691	69	214	11,546
Totals	$694,663	$1,483	$696,146	$3,142	$57,242	$642,046

Index
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$87,106	$458	$2,895	$84,669
Obligations of states and political subdivisions	41,761	12	3,231	38,542
Corporate securities	214,243	586	8,420	206,409
Mortgage-backed securities	305,157	1,590	13,527	293,220
Totals	$648,267	$2,646	$28,073	$622,840

At September 30, 2024, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $237.2 million and an amortized cost of $266.1 million. Our holdings at September 30, 2024 also included special revenue bonds with an aggregate fair value of $136.1 million and an amortized cost of $150.2 million. With respect to both categories of those bonds at September 30, 2024, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category. Education bonds and water and sewer utility bonds represented 42% and 34%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at September 30, 2024. Many of the issuers of the special revenue bonds we held at September 30, 2024 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

Index
We have segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We are amortizing this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $149,274 and $225,070 in other comprehensive income (loss) during the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and December 31, 2023, net unrealized losses of $1.1 million and $1.3 million, respectively, remained within accumulated other comprehensive loss.

We show below the amortized cost and estimated fair value of our fixed maturities at September 30, 2024 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$23,102	$22,943
Due after one year through five years	122,463	118,938
Due after five years through ten years	248,220	235,092
Due after ten years	290,670	253,527
Mortgage-backed securities	11,691	11,546
Total held to maturity	$696,146	$642,046

Available for sale
Due in one year or less	$39,282	$39,006
Due after one year through five years	169,241	163,622
Due after five years through ten years	110,351	105,091
Due after ten years	24,236	21,901
Mortgage-backed securities	305,157	293,220
Total available for sale	$648,267	$622,840

The cost and estimated fair values of our equity securities at September 30, 2024 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$23,951	$12,006	$—	$35,957

The cost and estimated fair values of our equity securities at December 31, 2023 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$18,844	$7,059	$—	$25,903

Index
We present below gross gains and losses from investments and the change in the difference between fair value and cost of investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Gross realized gains:
Fixed maturities	$69	$—	$74	$295
Equity securities	72	108	72	393
	141	108	146	688
Gross realized losses:
Fixed maturities	139	237	139	2,585
Equity securities	71	424	71	475
	210	661	210	3,060
Net realized losses	(69)	(553)	(64)	(2,372)
Gross unrealized gains on equity securities	2,073	(735)	4,947	3,940
Gross unrealized losses on equity securities	—	80	—	(547)
Fixed maturities - credit impairment charges	(129)	(35)	(157)	(91)
Net investment gains (losses)	$1,875	$(1,243)	$4,726	$930

We held fixed maturities with unrealized losses at September 30, 2024 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,498	$2	$119,191	$9,447
Obligations of states and political subdivisions	2,854	40	308,534	44,411
Corporate securities	8,796	202	331,624	17,472
Mortgage-backed securities	5,970	17	164,487	13,724
Totals	$20,118	$261	$923,836	$85,054

We held fixed maturities with unrealized losses at December 31, 2023 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$32,224	$217	$116,538	$12,815
Obligations of states and political subdivisions	13,097	68	307,429	50,631
Corporate securities	13,066	324	353,863	29,670
Mortgage-backed securities	46,964	221	178,113	18,291
Totals	$105,351	$830	$955,943	$111,407

Index
We make estimates concerning the valuation of our investments and, as applicable, the recognition of declines in the value of our investments. For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to an available-for-sale debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we establish an allowance for credit loss. We then recognize the amount of the allowance in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. We regularly review the allowance for credit losses and recognize changes in the allowance in our results of operations. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. For held-to-maturity debt securities, we make estimates concerning expected credit losses at an aggregated level rather that monitoring individual debt securities for credit losses. We establish an allowance for expected credit losses based on an ongoing review of securities held, historical loss data, changes in issuer credit standing and other relevant factors. We utilize a probability-of-default methodology, which reflects current and forecasted economic conditions, to estimate the allowance for expected credit losses and recognize changes to the allowance in our results of operations. We held 803 debt securities that were in an unrealized loss position at September 30, 2024. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

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

Financial data by segment for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$136,401	$135,432
Personal lines	101,556	88,961
GAAP premiums earned	237,957	224,393
Net investment income	10,827	10,536
Investment gains (losses)	1,875	(1,243)
Other	1,078	242
Total revenues	$251,737	$233,928
Income (loss) before income tax expense (benefit):
Underwriting gain (loss):
Commercial lines	$17,435	$9,957
Personal lines	(6,890)	(20,016)
SAP underwriting gain (loss)	10,545	(10,059)
GAAP adjustments	(2,047)	(118)
GAAP underwriting gain (loss)	8,498	(10,177)
Net investment income	10,827	10,536
Investment gains (losses)	1,875	(1,243)
Other	(789)	(121)
Income (loss) before income tax expense (benefit)	$20,411	$(1,005)

Index
	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Revenues:
Premiums earned:
Commercial lines	$402,982	$399,427
Personal lines	297,035	256,459
GAAP premiums earned	700,017	655,886
Net investment income	32,868	30,143
Investment gains	4,726	930
Other	2,040	911
Total revenues	$739,651	$687,870
Income before income tax expense:
Underwriting loss:
Commercial lines	$(2,255)	$(4,024)
Personal lines	(7,827)	(24,950)
SAP underwriting loss	(10,082)	(28,974)
GAAP adjustments	6,106	5,968
GAAP underwriting loss	(3,976)	(23,006)
Net investment income	32,868	30,143
Investment gains	4,726	930
Other	(946)	(522)
Income before income tax expense	$32,672	$7,545

7 -	Borrowings

Lines of Credit

In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At September 30, 2024, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at an interest rate equal to the then-current Term SOFR rate plus 2.11%.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a fixed-rate cash advance of $35.0 million that was outstanding at September 30, 2024. The cash advance carries a fixed interest rate of 3.81% and is due in September 2026. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at September 30, 2024.

FHLB of Pittsburgh stock purchased and owned	$1,605,000
Collateral pledged, at par (carrying value $43,441,287)	45,732,251
Borrowing capacity currently available	6,086,525

Index
8 -	Share–Based Compensation

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

We recorded compensation expense related to our stock compensation plans of $209,496 and $182,185 for the three months ended September 30, 2024 and 2023, respectively, with a corresponding income tax benefit of $43,994 and $38,259, respectively. We recorded compensation expense related to our stock compensation plans of $773,834 and $683,439 for the nine months ended September 30, 2024 and 2023, respectively, with a corresponding income tax benefit of $162,505 and $143,522, respectively. At September 30, 2024, we had $1.0 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 1.5 years.

We received cash from option exercises under all stock compensation plans during the three months ended September 30, 2024 and 2023 of $3.7 million and $848,891, respectively. We received cash from option exercises under our stock compensation plans during the nine months ended September 30, 2024 and 2023 of $4.0 million and $5.5 million, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $35,339 and $13,501 for the three months ended September 30, 2024 and 2023, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $37,058 and $126,644 for the nine months ended September 30, 2024 and 2023, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At September 30, 2024, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at September 30, 2024, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at September 30, 2024:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S.government corporations and agencies	$84,669	$—	$84,669	$—
Obligations of states and political subdivisions	38,542	—	38,542	—
Corporate securities	206,409	—	206,409	—
Mortgage-backed securities	293,220	—	293,220	—
Equity securities	35,957	33,952	2,005	—
Total investments in the fair value hierarchy	$658,797	$33,952	$624,845	$—

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2023:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S.government corporations and agencies	$85,419	$—	$85,419	$—
Obligations of states and political subdivisions	38,116	—	38,116	—
Corporate securities	196,793	—	196,793	—
Mortgage-backed securities	269,020	—	269,020	—
Equity securities	25,903	23,911	1,992	—
Totals	$615,251	$23,911	$591,340	$—

Index
10 -	Income Taxes

At September 30, 2024 and December 31, 2023, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. In 2019, the Internal Revenue Service (“IRS”) began a federal income tax audit of our consolidated tax returns for tax years 2016 to 2018. No material issues have been raised and no adjustments have been proposed as a result of this ongoing audit. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $8.1 million for our net state operating loss carryforward, which will expire between 2024 and 2043. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $36.5 million and $38.4 million at September 30, 2024 and December 31, 2023, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

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

We summarize activity in our insurance subsidiaries’ liabilities for losses and loss expenses as follows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Balance at January 1	$1,126,157	$1,121,046
Less reinsurance recoverable	(437,014)	(451,184)
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1	—	1,132
Net balance at January 1	689,143	670,994
Incurred related to:
Current year	478,050	461,799
Prior years	(15,367)	(15,775)
Total incurred	462,683	446,024
Paid related to:
Current year	223,719	230,214
Prior years	222,165	204,842
Total paid	445,884	435,056
Net balance at end of period	705,942	681,962
Plus reinsurance recoverable	428,910	431,392
Balance at end of period	$1,134,852	$1,113,354

Our insurance subsidiaries recognized a decrease in their liabilities for losses and loss expenses of prior years of $15.4 million and $15.8 million for the nine months ended September 30, 2024 and 2023, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2024 development represented 2.2% of the December 31, 2023 net carried reserves and resulted from lower-than-expected loss emergence or severity primarily in the commercial multi-peril, commercial automobile, personal automobile and other lines of business. The majority of the 2024 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States. The 2023 development represented 2.4% of the December 31, 2022 net carried reserves and resulted primarily from lower-than-expected loss emergence or severity primarily in the commercial automobile, personal automobile and homeowners lines of business. The majority of the 2023 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the nine months ended September 30, 2024.

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

Index
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

The following table presents the balances for fixed maturities classified as held-to-maturity, net of the allowance for expected credit losses, at September 30, 2024 and 2023 and changes in the allowance for expected credit losses for the three and nine months ended September 30, 2024 and 2023.

	At and For the Three Months Ended September 30, 2024		At and For the Three Months Ended September 30, 2023
	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$690,580	$1,354	$685,402	$1,324
Current period change for expected credit losses		129		35
Balance at end of period	$694,663	$1,483	$683,912	$1,359

	At and For the Nine Months Ended September 30, 2024		At and For the Nine Months Ended September 30, 2023
	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$679,497	$1,326	$688,439	$—
Cumulative effect of adoption of updated accounting guidance for credit losses		—		1,268
Current period change for expected credit losses		157		91
Balance at end of period	$694,663	$1,483	$683,912	$1,359

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

Index
The following table presents the balances for reinsurance receivable, net of the allowance for expected credit losses, at September 30, 2024 and 2023, and the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2024 and 2023.

	At and For the Three Months Ended September 30, 2024		At and For the Three Months Ended September 30, 2023
	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$440,858	$932	$460,681	$1,567
Current period change for expected credit losses		11		38
Balance at end of period	$434,078	$943	$437,889	$1,605

	At and For the Nine Months Ended September 30, 2024		At and For the Nine Months Ended September 30, 2023
	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$441,431	$1,394	$456,522	$—
Cumulative effect of adoption of updated accounting guidance for credit losses		—		1,132
Current period change for expected credit losses		(451)		473
Balance at end of period	$434,078	$943	$437,889	$1,605

13 -	Impact of New Accounting Standards

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

Index
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in subsequent years due to a number of factors, including supply chain disruption, higher used automobile values, lengthening of repair completion times, increases in the cost of replacement automobile parts and rising labor rates. These trend changes give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of building materials, availability of skilled labor, the rate of plaintiff attorney involvement in claims and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items.  To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at September 30, 2024. At September 30, 2024, for every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $7.1 million.

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

Index
Our insurance subsidiaries’ liabilities for losses and loss expenses by major line of business at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Commercial lines:
Automobile	$175,373	$168,749
Workers’ compensation	127,258	122,473
Commercial multi-peril	212,329	217,292
Other	30,055	27,167
Total commercial lines	545,015	535,681
Personal lines:
Automobile	112,453	112,509
Homeowners	35,438	28,001
Other	13,036	12,952
Total personal lines	160,927	153,462
Total commercial and personal lines	705,942	689,143
Plus reinsurance recoverable	428,910	437,014
Total liabilities for losses and loss expenses	$1,134,852	$1,126,157

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

Index
Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at September 30, 2024	Percentage Change in Stockholders’ Equity at September 30, 2024(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2023	Percentage Change in Stockholders’ Equity at December 31, 2023(1)
(dollars in thousands)
(10.0)%	$635,348	10.9%	$620,229	11.3%
(7.5)	652,996	8.1	637,457	8.5
(5.0)	670,645	5.4	654,686	5.7
(2.5)	688,293	2.7	671,914	2.8
Base	705,942	—	689,143	—
2.5	723,591	(2.7)	706,372	(2.8)
5.0	741,239	(5.4)	723,600	(5.7)
7.5	758,888	(8.1)	740,829	(8.5)
10.0	776,536	(10.9)	758,057	(11.3)

(1)	Net of income tax effect.

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

Index
The following table provides a reconciliation of our net premiums earned to our net premiums written for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net premiums earned	$237,957	$224,393	$700,017	$655,886
Change in net unearned premiums	(5,749)	(5,207)	30,822	27,117
Net premiums written	$232,208	$219,186	$730,839	$683,003

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

Index
Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP Combined Ratios (Total Lines)
Loss ratio - core losses	50.1%	56.7%	54.5%	56.0%
Loss ratio - weather-related losses	10.3	11.5	8.6	9.1
Loss ratio - large fire losses	3.7	4.9	5.2	5.3
Loss ratio - net prior-year reserve development	(2.6)	(3.3)	(2.2)	(2.4)
Loss ratio	61.5	69.8	66.1	68.0
Expense ratio	34.5	34.1	34.0	34.9
Dividend ratio	0.4	0.6	0.5	0.6
Combined ratio	96.4%	104.5%	100.6%	103.5%

Statutory Combined Ratios
Commercial lines:
Automobile	101.5%	86.5%	98.2%	94.8%
Workers’ compensation	84.7	97.7	104.1	93.1
Commercial multi-peril	88.4	114.8	100.4	113.8
Other	59.4	76.2	78.4	82.7
Total commercial lines	89.8	97.5	98.6	100.2
Personal lines:
Automobile	97.8	109.8	97.8	106.1
Homeowners	116.8	128.9	107.5	111.2
Other	102.2	46.4	97.2	81.3
Total personal lines	104.7	119.4	101.2	107.2
Total commercial and personal lines	96.0	105.2	99.7	102.9

Index
Results of Operations - Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the third quarter of 2024 were $238.0 million, an increase of $13.6 million, or 6.0%, compared to $224.4 million for the third quarter of 2023, primarily reflecting solid premium retention and renewal premium increases.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the third quarter of 2024 were $232.2 million, an increase of $13.0 million, or 5.9%, from the $219.2 million of net premiums written for the third quarter of 2023. Commercial lines net premiums written increased $7.6 million, or 6.4%, for the third quarter of 2024 compared to the third quarter of 2023. Personal lines net premiums written increased $5.4 million, or 5.4%, for the third quarter of 2024 compared to the third quarter of 2023. We attribute the increase in commercial lines net premiums written primarily to new business writings, strong premium retention and a continuation of renewal premium increases in lines other than workers’ compensation, offset partially by planned attrition in states in which we are executing ongoing profit improvement initiatives as part of our state-specific strategies. We attribute the increase in personal lines net premiums written primarily to renewal premium increases and strong policy retention, offset partially by planned attrition due to non-renewal actions.

Investment Income. Our net investment income was $10.8 million for the third quarter of 2024, an increase of $290,503, or 2.8%, compared to $10.5 million for the third quarter of 2023. We attribute the increase primarily to an increase in the average investment yield relative to the third quarter of 2023.

Net Investment Gains (Losses). Net investment gains for the third quarter of 2024 were $1.9 million, compared to net investment losses of $1.2 million for the third quarter of 2023. The net investment gains (losses) for the third quarter of 2024 and 2023 resulted primarily from the net change in unrealized gains and losses within our equity securities portfolio at September 30, 2024 and 2023, respectively. We did not recognize any impairment losses for individual securities in our investment portfolio during the third quarter of 2024 or 2023.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 61.5% for the third quarter of 2024, a decrease from our insurance subsidiaries’ loss ratio of 69.8% for the third quarter of 2023. We attribute this decrease primarily to decreased core losses, offset partially by decreased favorable loss reserve development. The core loss ratio, which excludes weather-related losses, large fire losses and net favorable development of reserves for losses incurred in prior accident years, was 50.1% for the third quarter of 2024, compared to 56.7% for the third quarter of 2023. For the commercial lines segment, the core loss ratio of 48.5% for the third quarter of 2024 decreased from 53.7% for the third quarter of 2023. For the personal lines segment, the core loss ratio of 52.5% for the third quarter of 2024 decreased from 61.8% for the third quarter of 2023. Weather-related losses were $24.4 million, or 10.3 percentage points of the loss ratio, for the third quarter of 2024, compared to $25.7 million, or 11.5 percentage points of the loss ratio, for the third quarter of 2023. The impact of weather-related loss activity to the loss ratio for the third quarter of 2024 was higher than our previous five-year average of 9.4 percentage points for third quarter weather-related losses. Large fire losses, which we define as individual fire losses in excess of $50,000, for the third quarter of 2024 were $8.8 million, or 3.7 percentage points of the loss ratio, compared to $11.0 million, or 4.9 percentage points of the loss ratio, for the third quarter of 2023. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 52.5% for the third quarter of 2024, compared to 60.9% for the third quarter of 2023, primarily due to a decrease in the commercial multi-peril loss ratio. The personal lines statutory loss ratio of our insurance subsidiaries decreased to 74.5% for the third quarter of 2024, compared to 86.8% for the third quarter of 2023. We attribute this decrease primarily to a decrease in the personal automobile and homeowners loss ratios. Our insurance subsidiaries experienced favorable loss reserve development for the third quarter of 2024 of $6.2 million that decreased the loss ratio by 2.6 percentage points, compared to favorable loss reserve development for the third quarter of 2023 of approximately $7.3 million that decreased the loss ratio by 3.3 percentage points. Our insurance subsidiaries experienced favorable development primarily in the commercial multi-peril and other commercial lines of business for the third quarter of 2024.

Index
Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 34.5% for the third quarter of 2024, compared to 34.1% for the third quarter of 2023. We attribute the modest increase to higher technology costs related to our ongoing systems modernization initiatives and an increase in underwriting-based incentive costs for the third quarter of 2024 compared to the prior-year quarter. These increases were offset partially by impacts of various expense reduction initiatives, including agency incentive program revisions, commission schedule adjustments, targeted staffing reductions, and deferred replacement of open employment positions, among others. We expect the impact from allocated costs from Donegal Mutual to our insurance subsidiaries related to the ongoing systems modernization project will peak at approximately 1.3 percentage points of the expense ratio for the full year of 2024 before beginning to subside gradually in subsequent years.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 96.4% and 104.5% for the third quarter of 2024 and 2023, respectively. We attribute the decrease in the combined ratio primarily to a decrease in the loss ratio for the third quarter of 2024 compared to the third quarter of 2023.

Income Tax Expense (Benefit). We recorded income tax expense of $3.7 million for the third quarter of 2024, representing an effective tax rate of 17.9%. We recorded an income tax benefit of $199,613 for the third quarter of 2023. The income tax expense (benefit) for the third quarter of 2024 and 2023 represented estimates based on our projected annual taxable income and effective tax rates.

Net Income (Loss) and Net Income (Loss) Per Share. Our net income for the third quarter of 2024 was $16.8 million, or $.51 per share of Class A common stock on a diluted basis and $.46 per share of Class B common stock, compared to a net loss of $805,301, or $.02 per share of Class A common stock and $.02 per share of Class B common stock, for the third quarter of 2023. We had 28.2 million and 27.6 million Class A shares outstanding at September 30, 2024 and 2023, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Results of Operations - Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first nine months of 2024 were $700.0 million, an increase of $44.1 million, or 6.7%, compared to $655.9 million for the first nine months of 2023, primarily reflecting solid premium retention and renewal premium increases.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the first nine months of 2024 were $730.8 million, an increase of $47.8 million, or 7.0%, from the $683.0 million of net premiums written for the first nine months of 2023. Commercial lines net premiums written increased $16.1 million, or 4.0%, for the first nine months of 2024 compared to the first nine months of 2023. Personal lines net premiums written increased $31.7 million, or 11.5%, for the first nine months of 2024 compared to the first nine months of 2023. We attribute the increase in commercial lines net premiums written primarily to new business writings, strong premium retention and a continuation of renewal premium increases in lines other than workers’ compensation, offset partially by planned attrition in states we exited or have targeted for profit improvement. We attribute the increase in personal lines net premiums written primarily to renewal premium increases and strong policy retention.

Investment Income. Our net investment income was $32.9 million for the first nine months of 2024, an increase of $2.7 million, or 9.0%, compared to $30.1 million for the first nine months of 2023. We attribute the increase primarily to an increase in the average investment yield relative to the first nine months of 2023.

Net Investment Gains. Net investment gains for the first nine months of 2024 were $4.7 million, compared to $930,302 for the first nine months of 2023. The net investment gains for the first nine months of 2024 and 2023 resulted primarily from the net change in unrealized gains and losses within our equity securities portfolio at September 30, 2024 and 2023, respectively. We did not recognize any impairment losses for individual securities in our investment portfolio during the first nine months of 2024 or 2023.

Index
Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 66.1% for the first nine months of 2024, a decrease from our insurance subsidiaries’ loss ratio of 68.0% for the first nine months of 2023. We attribute this decrease primarily to lower core and weather-related losses. The core loss ratio, which excludes weather-related losses, large fire losses and net favorable development of reserves for losses incurred in prior accident years, was 54.5% for the first nine months of 2024, compared to 56.0% for the first nine months of 2023. For the commercial lines segment, the core loss ratio of 54.1% for the first nine months of 2024 decreased from 55.2% for the first nine months of 2023. For the personal lines segment, the core loss ratio of 55.2% for the first nine months of 2024 decreased from 57.3% for the first nine months of 2023. Weather-related losses were $60.0 million, or 8.6 percentage points of the loss ratio, for the first nine months of 2024, compared to $59.5 million, or 9.1 percentage points of the loss ratio, for the first nine months of 2023. The impact of weather-related loss activity to the loss ratio for the first nine months of 2024 was modestly higher than our previous five-year average of 7.6 percentage points for first nine months weather-related losses. Large fire losses, which we define as individual fire losses in excess of $50,000, for the first nine months of 2024 were $36.2 million, or 5.2 percentage points of the loss ratio, compared to $34.7 million, or 5.3 percentage points of the loss ratio, for the first nine months of 2023. On a statutory basis, our insurance subsidiaries’ commercial lines loss ratio was 63.0% for the first nine months of 2024, compared to 63.9% for the first nine months of 2023, primarily due to a decrease in the commercial multi-peril loss ratio. The personal lines statutory loss ratio of our insurance subsidiaries decreased to 71.5% for the first nine months of 2024, compared to 75.2% for the first nine months of 2023. We attribute this decrease primarily to a decrease in the personal automobile loss ratio. Our insurance subsidiaries experienced favorable loss reserve development for the first nine months of 2024 of approximately $15.4 million that decreased the loss ratio by 2.2 percentage points, compared to $15.8 million that decreased the loss ratio for the first nine months of 2023 by 2.4 percentage points. Our insurance subsidiaries experienced favorable development primarily in the commercial multi-peril, commercial automobile, personal automobile and other lines of business for the first nine months of 2024, offset partially by unfavorable development in the workers’ compensation line of business that we attribute to higher-than-expected severity for a relatively small number of previously reported claims.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 34.0% for the first nine months of 2024, compared to 34.9% for the first nine months of 2023. The decrease in the expense ratio primarily reflected impacts of expense reduction initiatives, including agency incentive program revisions, commission schedule adjustments, targeted staffing reductions, and deferred replacement of open employment positions, among others, offset partially by higher technology costs related to our ongoing systems modernization initiatives for the first nine months of 2024 compared to the first nine months of 2023. We expect the impact from allocated costs from Donegal Mutual to our insurance subsidiaries related to the ongoing systems modernization project will peak at approximately 1.3 percentage points of the expense ratio for the full year of 2024 before beginning to subside gradually in subsequent years.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 100.6% and 103.5% for the first nine months of 2024 and 2023, respectively. We attribute the decrease in the combined ratio primarily to a decrease in the loss and expense ratios for the first nine months of 2024 compared to the first nine months of 2023.

Income Tax Expense. We recorded income tax expense of $5.8 million for the first nine months of 2024, representing an effective tax rate of 17.8%. We recorded income tax expense of $1.1 million for the first nine months of 2023, representing an effective tax rate of 15.2%. The income tax expense for the first nine months of 2024 and 2023 represented estimates based on our projected annual taxable income and effective tax rates.

Net Income and Net Income Per Share. Our net income for the first nine months of 2024 was $26.9 million, or $.81 per share of Class A common stock on a diluted basis and $.74 per share of Class B common stock, compared to $6.4 million, or $.20 per share of Class A common stock on a diluted basis and $.17 per share of Class B common stock, for the first nine months of 2023. We had 28.2 million and 27.6 million Class A shares outstanding at September 30, 2024 and 2023, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Index
Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and investment maturities.

Our operations have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns and enhancing our liquidity. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the pool. Donegal Mutual and Atlantic States settle their respective obligations to each other under the pool monthly, thereby resulting in cash flows substantially similar to the cash flows that would result from each company writing the business directly. We have not experienced any unusual variations in the timing of claim payments associated with the loss reserves of our insurance subsidiaries. We maintain significant liquidity in our investment portfolio in the form of readily marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective, thereby providing an additional measure of liquidity to meet our obligations should an unexpected variation occur in the future. Our operating activities provided net cash flows in the first nine months of 2024 and 2023 of $39.2 million and $26.0 million, respectively.

At September 30, 2024, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at an interest rate equal to the then-current Term SOFR rate plus 2.11%. At September 30, 2024, Atlantic States had a $35.0 million outstanding advance with the FHLB of Pittsburgh that carries a fixed interest rate of 3.81%.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the nine months ended September 30, 2024 or 2023. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through September 30, 2024.

Index
On October 17, 2024, our board of directors declared quarterly cash dividends of $.1725 per share of our Class A common stock and $.155 per share of our Class B common stock, payable on November 15, 2024 to our stockholders of record as of the close of business on November 1, 2024. We are not subject to any restrictions on our payment of dividends to our stockholders, although there are state law restrictions on the payment of dividends by our insurance subsidiaries to us.  Dividends from our insurance subsidiaries are our principal source of cash for payment of dividends to our stockholders. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements that limit their ability to pay dividends to us. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2023 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin.  Our insurance subsidiaries paid $10.0 million in dividends to us during the first nine months of 2024. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2024 are $22.4 million from Atlantic States and $7.2 million from MICO, or a total of approximately $29.6 million.

At September 30, 2024, we had no material commitments for capital expenditures.

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

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2023 through September 30, 2024.

Index
Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at September 30, 2024, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2023 Annual Report on Form 10-K that we filed with the SEC on March 6, 2024. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the nine months ended September 30, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1-31, 2024	Class A – 19,024 Class B – None	Class A – $14.97 Class B – None	Class A – 19,024 Class B – None	(1)

Month #2 August 1-31, 2024	Class A – 146,605 Class B – None	Class A – $14.63 Class B – None	Class A – 146,605 Class B – None	(1)

Month #3 September 1-30, 2024	Class A – 91,215 Class B – None	Class A – $15.23 Class B – None	Class A – 91,215 Class B – None	(1)

Total	Class A – 256,844 Class B – None	Class A – $14.87 Class B – None	Class A – 256,844 Class B – None

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

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not Applicable.

Item 5.	Other Information.

None.

Index
Item 6.	Exhibits.

Exhibit No.	Description	Reference

Other Exhibits

10.1	Donegal Group Inc. 2024 Agency Stock Purchase Plan.	(a)

31.1	Certification of Chief Executive Officer.	Filed herewith

31.2	Certification of Chief Financial Officer.	Filed herewith

32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code.	Filed herewith

32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code.	Filed herewith

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

(a)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form S-3 Registration Statement filed on August 30, 2024.

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

November 6, 2024	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

November 6, 2024	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President
and Chief Financial Officer