Form 10-K
period 2024-12-31
DONEGAL GROUP INC
filed 2025-03-10
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $207,861,925.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 30,062,059 shares of Class A common stock and 5,576,775 shares of Class B common stock outstanding on March 3, 2025.

Documents Incorporated by Reference

The registrant incorporates by reference portions of the registrant’s definitive proxy statement relating to registrant’s annual meeting of stockholders to be held April 17, 2025 into Part III of this report.

DONEGAL GROUP INC.

(i)

Index
PART I

Item 1.	Business.

Introduction

Donegal Group Inc., or DGI, is an insurance holding company whose insurance subsidiaries and affiliates offer property and casualty insurance in 21 Mid-Atlantic, Midwestern, Southern and Southwestern states. DGI has no significant business operations and is separate and distinct from its insurance subsidiaries. As used in this Form 10-K Report, the terms “we,” “us” and “our” refer to Donegal Group Inc. and its insurance subsidiaries. Our Class A common stock and our Class B common stock trade on the NASDAQ Global Select Market under the symbols “DGICA” and “DGICB,” respectively.

Donegal Mutual Insurance Company, or Donegal Mutual, organized us as an insurance holding company on August 26, 1986. At December 31, 2024, Donegal Mutual held approximately 44% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. Donegal Mutual’s ownership provides Donegal Mutual with approximately 70% of the combined voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to an intercompany pooling agreement and other intercompany agreements and transactions we describe in Note 3 of the Notes to Consolidated Financial Statements. While maintaining the separate corporate existence of each company, our insurance subsidiaries conduct business together with Donegal Mutual and its insurance subsidiaries as the Donegal Insurance Group. The Donegal Insurance Group is not a legal entity, is not an insurance company and does not issue or administer insurance policies. Rather, it is a trade name that refers to the group of insurance companies that are affiliated with Donegal Mutual.

At December 31, 2024, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. We set forth financial information about these segments in Note 19 of the Notes to Consolidated Financial Statements. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

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

We believe we have a substantial opportunity, as a well-capitalized regional insurance holding company with a solid business strategy, to grow profitably and compete effectively with larger national property and casualty insurers. Our downstream holding company structure, with Donegal Mutual holding approximately 70% of the combined voting power of our common stock, has proven its effectiveness and success over the 38 years of our existence. Over that time period, we have grown significantly in terms of revenue and financial strength, and the Donegal Insurance Group has developed an excellent reputation as a regional group of property and casualty insurers.

Between 1998 and 2017, we and Donegal Mutual completed seven transactions involving acquisitions of property and casualty insurance companies or participation in the business of property and casualty insurance companies through Donegal Mutual’s entry into quota-share reinsurance agreements with them. We are currently placing less emphasis on pursuing acquisitions because Donegal Mutual and we believe there are significant opportunities for profitable organic growth in our desired markets and classes of business within our current geographical footprint.

Index
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

The products the member companies of the Donegal Insurance Group offer are generally complementary, which permits the Donegal Insurance Group to offer a broad range of products in a given market and to expand the Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products the member companies of the Donegal Insurance Group offer generally allow the member companies to manage certain risk segments through variations in coverage, policy terms and pricing. As a result, the underwriting profitability of the business the individual companies write directly will vary. However, the underwriting pool homogenizes the risk characteristics of all business that Donegal Mutual and Atlantic States write directly and all business that Donegal Mutual assumes from its affiliates and places into the underwriting pool. The business Atlantic States derives from the underwriting pool represents a significant percentage of our total consolidated revenues.

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

Index
In addition to Atlantic States, our insurance subsidiaries are Michigan Insurance Company, or MICO, The Peninsula Insurance Company and its wholly owned subsidiary, Peninsula Indemnity Company, or collectively, Peninsula, and Southern Insurance Company of Virginia, or Southern. Donegal Mutual has a 100% quota-share reinsurance agreement with Southern Mutual Insurance Company, or Southern Mutual, and Donegal Mutual places its assumed business from Southern Mutual into the underwriting pool. Donegal Mutual wholly owns and has a 100% quota-share reinsurance agreement with Mountain States Indemnity Company and Mountain States Commercial Insurance Company (collectively, the “Mountain States insurance subsidiaries”), and Donegal Mutual places its assumed business from the Mountain States insurance subsidiaries into the underwriting pool.

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

Relationship with Donegal Mutual

Donegal Mutual provides facilities, management and other services to us and our insurance subsidiaries. In addition, Donegal Mutual purchases and maintains the information technology systems that support the business of Donegal Mutual and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in accordance with the relative participation of Donegal Mutual and Atlantic States in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for allocated costs of services Donegal Mutual provides on their behalf based on their proportion of the total direct premiums written of the Donegal Insurance Group and other metrics. Allocated expenses from Donegal Mutual for services it provided to Atlantic States and our other insurance subsidiaries totaled $224.6 million, $219.0 million and $199.2 million for 2024, 2023 and 2022, respectively.

Index
Donegal Mutual is the employer of record for all personnel who provide services for our insurance subsidiaries. Donegal Mutual strives to maintain a culture that is based on integrity and respect, with an environment designed to facilitate excellent service to the agents and customers of the Donegal Insurance Group. At December 31, 2024, Donegal Mutual had 851 employees, of which 423 were based in its Marietta, Pennsylvania headquarters and 428 were based in regional offices or were permanent remote employees. There were 833 full-time employees and 18 part-time employees. The majority of Donegal Mutual’s employees follow a hybrid schedule that includes working several days in their assigned office to allow for enhanced collaboration and interaction with other employees. Donegal Mutual targets employee compensation that is competitive and consistent with an employee’s position, knowledge, experience and skill level. Donegal Mutual provides annual wage increases that are based on merit. Donegal Mutual provides an annual cash incentive plan for all of its employees that provides an opportunity for Donegal Mutual’s employees to earn a bonus as a percentage of their annual wages that varies based on the level of underwriting profit Donegal Insurance Group achieves for a calendar year. In addition, Donegal Mutual provides to its full-time employees a comprehensive employee benefits program, including medical, dental and vision insurance, paid time off, and a 401(k) retirement plan that includes company matching provisions. Donegal Mutual also provides substantial training, development and wellness programs and resources to its employees.

Our insurance subsidiaries have a catastrophe reinsurance agreement with Donegal Mutual, pursuant to which Donegal Mutual provides coverage for losses related to any catastrophic occurrence over a set retention of $3.0 million ($2.0 million for 2022) for each participating insurance subsidiary, with a combined retention of $6.0 million ($5.0 million for 2022) for a catastrophe involving a combination of participating insurance subsidiaries, up to the amount Donegal Mutual and our insurance subsidiaries retain under catastrophe reinsurance agreements with unaffiliated reinsurers. The purpose of the catastrophe reinsurance agreement is to lessen the effects of an accumulation of losses arising from one event to levels that are appropriate given each subsidiary’s size, underwriting profile and surplus.

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

Index
The coordinating committee also meets annually to review each existing agreement between Donegal Mutual and us or our insurance subsidiaries, including all reinsurance agreements between Donegal Mutual and our insurance subsidiaries. The purpose of this annual review is to examine the results of the agreements over the past year and, in the case of reinsurance agreements, over several years and to determine if the results of the existing agreements remain fair and equitable to us and our stockholders and fair and equitable to Donegal Mutual and its policyholders or if Donegal Mutual and we should mutually agree to certain adjustments to the terms of the agreements. In the case of reinsurance agreements, the annual adjustments typically relate to the reinsurance premiums and loss retention amounts. These agreements are ongoing in nature and will continue in effect throughout 2025 in the ordinary course of our business.

Our members on the coordinating committee, as of the date of this Form 10-K Report, are Barry C. Huber and David C. King. Mr. King replaced Richard D. Wampler, II, who did not stand for re-election as a director, in April 2024. Donegal Mutual’s members on the coordinating committee as of such date are Michael W. Brubaker and Michael K. Callahan. We refer to our proxy statement for our annual meeting of stockholders to be held on April 17, 2025 for further information about the members of the coordinating committee.

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

In the first quarter of 2025, our board of directors and the board of directors of Donegal Mutual each undertook a review of the relationships between Donegal Mutual and DGI and determined that continuing the current relationships and the current corporate structure of Donegal Mutual and DGI is in the best interests of DGI and its various constituencies.

Business Strategy

We and Donegal Mutual are focused on several primary strategies, including achieving sustained excellent financial performance, strategically modernizing our operations and processes to transform our business, capitalizing on opportunities to grow profitably and providing superior experiences to our agents, policyholders and employees. Our strategies are designed to provide financial security to the policyholders of Donegal Mutual and our respective insurance subsidiaries and, ultimately, to provide value to our stockholders. The annual net premiums earned of our insurance subsidiaries have increased from $301.5 million in 2006 to $936.7 million in 2024, a compound annual growth rate of 6.5%.

Index
The combined ratio of our insurance subsidiaries and that of the United States property and casualty insurance industry as computed using United States generally accepted accounting principles, or GAAP, and statutory accounting principles, or SAP, for the years 2020 through 2024 are shown in the following table:

	2024	2023	2022	2021	2020
Our GAAP combined ratio	98.6%	104.4%	103.3%	101.0%	96.0%
Our SAP combined ratio	98.3	104.2	103.3	100.8	95.4
Industry SAP combined ratio (1)	98.9	101.9	103.1	100.0	98.8

(1)	As reported (projected for 2024) by A.M. Best Company.

We and Donegal Mutual believe we can continue to expand our insurance operations over time primarily through organic growth. Our insurance subsidiaries and Donegal Mutual seek to increase their premium base by making quality independent agency appointments, enhancing their competitive position within each agency, providing a comprehensive suite of insurance products and developing and maintaining automated systems to improve service, communications and efficiency.

A detailed review of our business strategies follows:

•	Achieving sustained excellent financial performance.

Our insurance subsidiaries seek to achieve excellent financial performance through a combination of consistent investment income and underwriting profitability. Underwriting profitability is a fundamental component of our long-term financial strength because it allows our insurance subsidiaries to generate profits without relying exclusively on their investment income for profitability.

Our insurance subsidiaries seek to enhance their underwriting results by:

•	carefully selecting the product lines, classes of business and individual risks they underwrite;

•	executing localized strategies to achieve a mix of business they expect will generate targeted margins of profitability;

•	monitoring premium rate adequacy and adjusting premium rates to achieve targeted growth, returns and retention levels;

•	utilizing enhanced underwriting and technology tools to inform underwriting decisions and determine coverage availability;

•	utilizing data analytics and predictive modeling tools to inform risk selection and pricing decisions;

•	utilizing economic capital modeling tools to carefully manage the geographic concentration of risks they underwrite; and

•	evaluating their claims history on a regular basis to ensure the adequacy of their underwriting guidelines and product pricing.

Our insurance subsidiaries maintain discipline in their pricing by effecting rate increases to sustain or improve their underwriting results without unduly affecting their customer retention. In addition to appropriate pricing, our insurance subsidiaries seek to ensure that their premium rates are adequate relative to the risk exposures they insure. Our insurance subsidiaries review loss trends on a regular basis to identify changes in the frequency and severity of their claims and to assess the adequacy of their rates and underwriting standards. Our insurance subsidiaries utilize integrated risk-specific catastrophe model results, a tool to estimate probable maximum fire loss, embedded building valuation models and aerial imagery enhanced by artificial intelligence to enhance their review and pricing of commercial property risks. Our insurance subsidiaries also carefully monitor and audit the information they use to price their policies for the purpose of enabling them to receive an adequate level of premiums for the risk they assume. For example, our insurance subsidiaries audit the payroll data of their workers’ compensation customers to verify that the assumptions used to price a particular policy were accurate. By implementing appropriate rate increases and understanding the risks our insurance subsidiaries agree to insure, our insurance subsidiaries seek to achieve consistent underwriting profitability.

Index
Our insurance subsidiaries monitor the performance of the product lines they underwrite and the geographies in which they offer their insurance products. Our insurance subsidiaries take specific actions to remediate underperforming product lines or geographies that include pricing increases, underwriting adjustments, reunderwriting initiatives as well as discontinuing a given product or withdrawing from a geography when our insurance subsidiaries determine they cannot reasonably expect to generate targeted profitability over time. For example, our insurance subsidiaries exited the commercial lines markets in the states of Georgia and Alabama, including the non-renewal of all commercial lines accounts in those states, during 2023 and 2024. Our insurance subsidiaries took this action after determining that they could not reasonably expect to generate targeted profitability within a reasonable period of time for commercial lines of business in those states.

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

Our insurance subsidiaries maintain stringent expense controls under direct supervision of their senior management. We centralize the processing and administrative activities of our insurance subsidiaries to realize operating synergies and better expense control. Our insurance subsidiaries utilize technology to automate much of their underwriting, claims and billing processes and to facilitate agency and policyholder communications on an efficient, timely and cost-effective basis. During 2024, Donegal Mutual and our insurance subsidiaries initiated a formal expense reduction initiative that included actions to optimize staffing levels, take advantage of technology-driven efficiency gains, align agency compensation to desired outcomes and reduce third-party vendor costs in several operational areas. This initiative will continue into 2025 to achieve targeted expense reduction goals. Our insurance subsidiaries have increased their annual premium per employee, a measure of efficiency that our insurance subsidiaries use to evaluate their operations, from approximately $470,000 in 1999 to approximately $1.4 million in 2024.

Return on invested assets is an important element of the financial results of our insurance subsidiaries. The investment strategy of our insurance subsidiaries is to generate an appropriate amount of after-tax income on invested assets while limiting the potential impact of equity market volatility and minimizing credit risk through investments in high-quality securities. As a result, our insurance subsidiaries seek to invest a high percentage of their assets in diversified, highly rated and marketable fixed-maturity instruments. The fixed-maturity portfolios of our insurance subsidiaries consist of both taxable and tax-exempt securities. Our insurance subsidiaries maintain a portion of their portfolios in short-term securities to provide liquidity for the payment of claims and operation of their respective businesses. Our insurance subsidiaries maintain a small percentage (2.6% at December 31, 2024) of their portfolios in equity securities.

•	Strategically modernizing our operations and processes to transform our business.

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

Index
We are focused on process excellence and have prepared a multi-year roadmap for addressing those opportunities. We are also expanding our data management capabilities to continually ensure the data upon which we rely for our business decisions and financial reporting is complete, accurate and secure. We have assigned an innovation task force the responsibility to research emerging technologies and identify potential technology solutions that might assist us in achieving our business strategies.

In 2018, Donegal Mutual initiated a multi-year systems modernization project to replace its remaining legacy systems, streamline business processes and workflows and enhance data analytics and modeling capabilities. In February 2020, Donegal Mutual implemented the first release of new systems related to the project, and our insurance subsidiaries began to issue workers’ compensation policies from the new systems in the second quarter of 2020. In August 2021, Donegal Mutual implemented the second release of new systems related to the project, including a new agency portal and the rating, underwriting and policy issuance capabilities necessary to support the launch of new personal lines products, and our insurance subsidiaries began to issue new personal lines products from the new systems in the fourth quarter of 2021. In 2023, Donegal Mutual implemented two additional major releases of new systems, which included three commercial lines of business with enhanced straight-through-processing capabilities as well as dwelling fire and conversion of legacy homeowners renewal policies in two initial states. In 2024, Donegal Mutual implemented another major release that included dwelling fire and conversion of legacy homeowners renewal policies in the remaining eight states. During 2025, Donegal Mutual expects to implement new systems for the remaining lines of business the Donegal Insurance Group issues currently and for the conversion of remaining legacy renewal policies of the Donegal Insurance Group. Donegal Mutual plans to perform the conversion of legacy renewal policies on a state-by-state basis, currently projecting full completion in 2026.

In 2023, Donegal Mutual began a multi-year data modernization initiative to implement a comprehensive cloud-based data infrastructure that will support critical future business processes and strategies. This agile infrastructure will scale dynamically based on business demands and deliver real-time insights. The platform will enable highly efficient data processing through modular, metadata-driven frameworks, ensuring accelerated and reliable future data delivery within a secure, governed and compliant repository. It will also incorporate robust security features, such as multi-factor authentication and data encryption, as well as other advanced data security and privacy measures. The platform will also facilitate seamless integration with analytics functions, artificial intelligence and machine learning models, and enable innovative business use cases for technologies such as Generative Artificial Intelligence (“Gen AI”). Donegal Mutual implemented concurrently a formal data management program that aligns critical business processes and strategies with our technology. We expect these data-related investments will ensure easily accessible data for management reporting, position us to further enhance our data analytics, enable the future addition of new data sources and mitigate data integrity risk.

During 2024, we began exploring Gen AI capabilities by engaging with third-party experts to evaluate and identify potential opportunities to adopt this transformative technology. We focused our initial activities on fostering awareness of associated risks, developing expertise, establishing strategic partnerships and preparing for future advancements. We expect to leverage capabilities that already exist within our new data infrastructure platform and prioritize solutions that allow traceability, auditability and explainability of outputs. We expect to explore use cases that enhance the efficiency of our internal processes and have no current plans to utilize GenAI in any automated underwriting, pricing or claim adjudication functions.

Index
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

Donegal Mutual and our insurance subsidiaries strive to maintain technology comparable to that of their larger competitors. “Ease of doing business” is a critically important component of an insurer’s value to an independent agency. Our insurance subsidiaries provide fully automated underwriting and policy issuance portals that substantially ease data entry and facilitate the quoting and issuance of policies for the independent agents of our insurance subsidiaries. As a result, applications of the independent agents for our insurance subsidiaries can result in policy issuance without further re-entry of information. These systems also interface with the agency management systems of the independent agents of our insurance subsidiaries. In addition, we utilize agency relationship management tools to enhance the abilities of our insurance subsidiaries to manage their agency relationships and facilitate their agency communications and interactions.

Our insurance subsidiaries also provide their independent agents with ongoing support to enable them to better attract and service customers, including:

•	training programs;

•	marketing support;

•	availability of a personal lines service center that provides comprehensive service for our personal lines policyholders;

Index
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

We have been an effective consolidator of smaller “main street” property and casualty insurance companies. We are currently placing less emphasis on pursuing acquisitions because Donegal Mutual and we believe there are significant opportunities for profitable organic growth in our desired markets and classes of business within our current geographic footprint. Between 1998 and 2017, we and Donegal Mutual completed seven transactions involving acquisitions of property and casualty insurance companies or participation in the business of property and casualty insurance companies through Donegal Mutual’s entry into quota-share reinsurance agreements with them. While Donegal Mutual and we generally engage in preliminary discussions with potential direct or indirect acquisition candidates from time to time, neither Donegal Mutual nor we make any public disclosure regarding a proposed acquisition until Donegal Mutual or we have entered into a definitive acquisition agreement.

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
(3)
Donegal Mutual completed the merger of Mountain States Mutual Casualty Company with and into Donegal Mutual effective May 25, 2017. Donegal Mutual was the surviving company in the merger, and Mountain States insurance subsidiaries became insurance subsidiaries of Donegal Mutual upon completion of the merger. Donegal Mutual also entered into a 100% quota-share reinsurance agreement with the Mountain States insurance subsidiaries on the merger date. Beginning with policies effective in 2021, Donegal Mutual places the business of the Mountain States insurance subsidiaries into the underwriting pool.

Competition

The property and casualty insurance industry is highly competitive on the basis of both price and service. Numerous companies compete for business in the geographic areas where our insurance subsidiaries operate. Many of these other insurance companies are substantially larger and have greater financial resources than those of our insurance subsidiaries. In addition, because our insurance subsidiaries and Donegal Mutual market their respective insurance products exclusively through independent insurance agencies, most of which represent multiple insurance companies, our insurance subsidiaries face competition within agencies, as well as competition to appoint and retain qualified independent agents. Insurance companies that are substantially larger than our insurance subsidiaries benefit from access to larger pools of data upon which to base their underwriting and pricing decisions as well as realize cost synergies their larger scale affords to them. Insurance companies that market their products directly to end consumers generally incur lower relative acquisition costs compared to those of our insurance subsidiaries.

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

In recent years, we have made intentional investments in systems, products and capabilities to enable us to grow our business profitably. We are executing state-specific strategies that include accelerating commercial lines growth in states and classes of business where we see opportunities for profitable growth and reducing exposures in states and classes of business we have targeted for profit improvement. While we expect to place greater emphasis on commercial growth for the foreseeable future, we desire to maintain a profitable book of personal business to provide enhanced stability across our product portfolio and enhance our brand value to our independent agents. Donegal Mutual and our insurance subsidiaries offer personal lines products in ten states through a modern, user-friendly online agency portal. These products feature comprehensive coverage options, modernized rating methodology, enhanced pricing segmentation, application of predictive analytical models and utilization of third-party data to augment pricing and risk selection. Due to ongoing inflationary pressures on loss costs, we carefully managed personal lines exposure growth in 2024, intentionally slowing the writing of new personal lines opportunities while implementing premium rate increases throughout the year. In 2025, we plan to continue writing reduced levels of new personal lines accounts, while implementing premium rate increases to offset projected loss frequency and severity trends and managing exposures to achieve targeted profitability within our personal lines segment.

The following table sets forth the net premiums written of our insurance subsidiaries by line of insurance for the periods indicated:

	Year Ended December 31,
	2024		2023		2022
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial lines:
Automobile	$184,989	19.6%	$174,741	19.5%	$167,774	19.9%
Workers’ compensation	103,533	11.0	107,598	12.0	111,892	13.3
Commercial multi-peril	213,959	22.7	195,632	21.8	200,045	23.7
Other	45,439	4.9	50,458	5.7	51,135	6.0
Total commercial lines	547,920	58.2	528,429	59.0	530,846	62.9
Personal lines:
Automobile	243,036	25.8	215,957	24.1	181,129	21.5
Homeowners	140,613	14.9	139,688	15.6	120,087	14.2
Other	10,712	1.1	11,623	1.3	11,468	1.4
Total personal lines	394,361	41.8	367,268	41.0	312,684	37.1
Total business	$942,281	100.0%	$895,697	100.0%	$843,530	100.0%

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

Distribution

Our insurance subsidiaries market their products primarily in the Mid-Atlantic, Midwestern, Southern and Southwestern regions through approximately 2,100 independent insurance agencies. At December 31, 2024, the Donegal Insurance Group actively wrote business in 21 states (Arizona, Colorado, Delaware, Georgia, Illinois, Indiana, Iowa, Maryland, Michigan, Nebraska, New Mexico, North Carolina, Ohio, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, and Wisconsin). Donegal Mutual includes the business it writes directly and assumes from the Mountain States insurance subsidiaries in five Southwestern states (Arizona, Colorado, New Mexico, Texas and Utah) in the pooling agreement between Donegal Mutual and Atlantic States. We believe the relationships of our insurance subsidiaries with their independent agents are valuable in identifying, obtaining and retaining profitable business. Our insurance subsidiaries maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business, and our insurance subsidiaries only appoint agencies with a strong underwriting history and potential growth capabilities. Our insurance subsidiaries also regularly evaluate the independent agencies that represent them based on their profitability and performance in relation to the objectives of our insurance subsidiaries. Our insurance subsidiaries seek to be among the top three insurers within each of their agencies for the lines of business our insurance subsidiaries write.

The following table sets forth the percentage of direct premiums our insurance subsidiaries write, including 80% of the direct premiums Donegal Mutual and Atlantic States include in the underwriting pool, in each of the states where they conducted a significant portion of their business in 2024:

Index
Pennsylvania	37.6%
Michigan	15.9
Maryland	8.2
Delaware	6.6
Virginia	6.1
Ohio	4.0
Wisconsin	2.9
Indiana	2.7
Georgia	2.6
North Carolina	2.3
Texas	2.2
Other	8.9
Total	100.0%

Our insurance subsidiaries employ a number of policies and procedures that we believe enable them to attract, retain and motivate their independent agents. We believe that the consistency of the product offerings of our insurance subsidiaries enables our insurance subsidiaries to compete effectively for independent agents with other insurers whose product offerings may fluctuate based upon industry conditions. Our multi-year systems modernization project is further enhancing the ability of our insurance subsidiaries to conduct business with their independent agents and to develop and implement new products. Our insurance subsidiaries have a competitive compensation program for their independent agents that includes base commissions, growth incentive plans and a profit-sharing plan, under which the independent agents may earn additional commissions based upon the volume of premiums produced and the profitability of the business our insurance subsidiaries receive from that agency. We have an agency stock purchase plan that allows our independent agents to purchase our Class A common stock at a discount to market prices to further align the interests of our independent agents with the interests of our stockholders.

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

Index
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

The modernized proficiency of these integrated technology systems facilitates high service levels for the agents and policyholders of our insurance subsidiaries, increased efficiencies in processing the business of our insurance subsidiaries and lower operating costs. Key components of these technology systems include agency interface systems, automated policy management systems, a claims processing system and a billing administration system. The agency interface systems provide our insurance subsidiaries with a comprehensive single source to facilitate data sharing both to and from agents’ systems. The agency interface systems also integrate with our automated policy management systems to provide agents with an integrated means of generating underwritten quotes and automatically issuing policies that meet the underwriting guidelines of our insurance subsidiaries with limited or no intervention by their personnel. The claims processing system allows our insurance subsidiaries to process claims efficiently and in an automated environment. The billing administration system allows our insurance subsidiaries to process premium billing and collection efficiently and in an automated environment.

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

The claims departments of our insurance subsidiaries rigorously manage claims to assure that they settle legitimate claims quickly and fairly and that they identify questionable claims for defense. They provide various means of claims reporting on a 24-hours a day, seven-days a week basis, including toll-free numbers and electronic reporting through our website and mobile application. The claims departments strive to respond to notifications of claims promptly, generally within the day reported. By responding promptly to claims, they provide quality customer service and we believe minimize the ultimate cost of the claims. They engage independent adjusters as needed to handle claims in areas in which the typical volume of claims is not sufficient to justify the hiring of field staff. They also employ private investigators, structural experts and outside legal counsel to supplement their internal staff and to assist in the investigation of claims. Our insurance subsidiaries have a special investigative unit primarily staffed by former law enforcement officers that attempts to identify and prevent fraud and abuse and to investigate questionable claims.

The management of the claims departments of our insurance subsidiaries develops and implements policies and procedures for the establishment of adequate claim reserves. Our insurance subsidiaries employ an actuarial staff that regularly reviews their reserves for incurred but not reported claims. The management and staff of the claims departments resolve policy coverage issues, manage and process reinsurance recoveries and handle salvage and subrogation matters. The litigation and personal injury sections of our insurance subsidiaries manage all claims litigation. Claims above certain thresholds require management review and settlement authorization. Our insurance subsidiaries provide their claims adjusters reserving and settlement authority based upon their experience and demonstrated abilities. Larger or more complicated claims require consultation and approval of senior claims department management.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in subsequent years due to a number of factors, including supply chain disruption, higher new and used automobile values, increases in the cost of replacement automobile parts and rising labor rates. These continuing trend changes caused significant disruption to historical loss patterns and give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of replacement automobile parts and building materials, availability and cost of skilled labor, the rate of specialized plaintiff attorney involvement in claims, plaintiff attorney utilization of litigation financing and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2024. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $7.0 million.

Index
The establishment of appropriate liabilities is an inherently uncertain process and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods and, in other periods, their estimated future liabilities for losses and loss expenses have exceeded their actual liabilities for losses and loss expenses. Changes in our insurance subsidiaries’ estimates of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received subsequent to the prior reporting period. Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $15.0 million, $16.7 million and $44.8 million in 2024, 2023 and 2022, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2024 development represented 2.2% of the December 31, 2023 net carried reserves and resulted primarily from lower-than-expected loss emergence in the commercial multi-peril, personal automobile and homeowner lines of business, offset partially by higher-than-expected loss emergence in the workers’ compensation and commercial automobile lines of business, for accident years prior to 2024. The majority of the 2024 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2023 development represented 2.5% of the December 31, 2022 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile and commercial automobile lines of business for accident years prior to 2023. The majority of the 2023 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2022 development represented 7.2% of the December 31, 2021 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile and commercial automobile lines of business for accident years prior to 2022. The majority of the 2022 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO.

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

Differences between liabilities reported in our financial statements prepared on a GAAP basis and our insurance subsidiaries’ financial statements prepared on a SAP basis result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $36.0 million, $32.4 million and $28.7 million at December 31, 2024, 2023 and 2022, respectively.

Index
The following table sets forth a reconciliation of the beginning and ending GAAP net liability of our insurance subsidiaries for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Gross liability for unpaid losses and loss expenses at beginning of year	$1,126,157	$1,121,046	$1,077,620
Less reinsurance recoverable	437,014	451,184	451,261
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1	—	1,132	—
Net liability for unpaid losses and loss expenses at beginning of year	689,143	670,994	626,359
Provision for net losses and loss expenses for claims incurred in the current year	619,090	625,831	608,900
Change in provision for estimated net losses and loss expenses for claims incurred in prior years	(14,972)	(16,653)	(44,821)
Total incurred	604,118	609,178	564,079
Net losses and loss expense payments for claims incurred during:
The current year	319,196	330,290	302,272
Prior years	269,701	260,739	218,304
Total paid	588,897	591,029	520,576
Net liability for unpaid losses and loss expenses at end of year	704,364	689,143	669,862
Plus reinsurance recoverable	416,621	437,014	451,184
Gross liability for unpaid losses and loss expenses at end of year	$1,120,985	$1,126,157	$1,121,046

The following table sets forth the development of the liability for net unpaid losses and loss expenses of our insurance subsidiaries from 2014 to 2024. Loss data in the table includes business Atlantic States received from the underwriting pool.

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

The “Net liability re-estimated as of” portion of the table shows the re-estimated amount of the previously recorded liability based on experience for each succeeding year. The estimate increases or decreases as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 2014 liability has developed a deficiency after ten years because we expect the re-estimated net losses and loss expenses to be $22.2 million more than the estimated liability we initially established in 2014 of $292.3 million.

The “Cumulative deficiency (excess)” shows the cumulative deficiency or excess at December 31, 2024 of the liability estimate shown on the top line of the corresponding column. A deficiency in liability means that the liability established in prior years was less than the amount of actual payments and currently re-estimated remaining unpaid liability. An excess in liability means that the liability established in prior years exceeded the amount of actual payments and currently re-estimated unpaid liability remaining.

The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 2014 column indicates that at December 31, 2024 payments equal to $306.0 million of the currently re-estimated ultimate liability for net losses and loss expenses of $314.5 million had been made.

Index
	Year Ended December 31,
(in thousands)	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Net liability at end of year for unpaid losses and loss expenses	$292,301	$322,054	$347,518	$383,401	$475,398	$506,906	$557,189	$626,359	$669,862	$689,143	$704,364
Net liability re-estimated as of:
One year later	299,501	325,043	354,139	419,032	462,466	493,961	525,981	581,538	653,209	674,171
Two years later	299,919	329,115	375,741	413,535	450,862	479,927	498,724	564,326	638,428
Three years later	304,855	338,118	376,060	404,902	440,168	463,441	490,177	550,972
Four years later	307,840	339,228	372,230	398,560	432,027	459,835	480,865
Five years later	310,354	338,020	370,960	396,695	431,115	455,494
Six years later	310,380	338,200	372,346	396,748	429,865
Seven years later	311,594	339,625	371,859	396,167
Eight years later	313,354	340,191	372,477
Nine years later	313,539	340,800
Ten years later	314,490
Cumulative deficiency (excess)	22,189	18,746	24,959	12,766	(45,533)	(51,412)	(76,324)	(75,387)	(31,434)	(14,972)
Cumulative amount of liability paid through:
One year later	$131,779	$149,746	$163,005	$175,883	$195,956	$172,497	$182,223	$218,304	$260,739	$269,701
Two years later	206,637	228,506	250,678	276,331	275,993	276,069	297,860	346,107	405,216
Three years later	251,654	274,235	306,338	317,447	335,310	343,912	374,043	426,648
Four years later	274,248	300,715	324,628	342,583	371,231	393,068	418,283
Five years later	287,178	309,630	337,946	362,061	394,251	414,690
Six years later	292,327	315,105	349,496	372,584	404,251
Seven years later	295,106	321,777	355,809	378,937
Eight years later	300,306	326,617	359,527
Nine years later	303,708	329,651
Ten years later	306,019

	Year Ended December 31,
(in thousands)	2016	2017	2018	2019	2020	2021	2022	2023	2024
Gross liability at end of year	$606,665	$676,672	$814,665	$869,674	$962,007	$1,077,620	$1,121,046	$1,126,157	$1,120,985
Reinsurance recoverable	259,147	293,271	339,266	362,768	404,818	451,261	451,184	437,014	416,621
Net liability at end of year	347,518	383,401	475,398	506,906	557,189	626,359	669,862	689,143	704,364
Gross re-estimated liability	621,200	674,826	751,479	787,575	869,571	938,746	1,011,779	1,072,359
Re-estimated recoverable	248,723	278,659	321,614	332,081	388,706	387,774	373,351	398,188
Net re-estimated liability	372,477	396,167	429,865	455,494	480,865	550,972	638,428	674,171
Gross cumulative deficiency (excess)	14,535	(1,846)	(63,186)	(82,099)	(92,436)	(138,874)	(109,267)	(53,798)

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

The external reinsurance our insurance subsidiaries and Donegal Mutual purchased for 2024 included:

•
excess of loss reinsurance, under which Donegal Mutual and our insurance subsidiaries recovered losses over a set retention of $4.0 million for all property losses and $3.0 million for all liability and workers’ compensation losses for 2024 (set retention of $4.0 million for all property losses, $6.0 million for all liability losses except workers’ compensation losses and $3.0 million for all workers’ compensation losses for 2025); and

•
catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recovered 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention of $25.0 million up to aggregate losses of $175.0 million ($200.0 million for 2025) per occurrence.

For property insurance, our insurance subsidiaries had excess of loss reinsurance that provided for coverage of $36.0 million per loss over a set retention of $4.0 million (no change for 2025). For liability insurance, our insurance subsidiaries had excess of loss reinsurance that provided for coverage of $72.0 million per occurrence over a set retention of $3.0 million ($69.0 million per occurrence over a set retention of $6.0 million for 2025). For workers’ compensation insurance, our insurance subsidiaries had excess of loss reinsurance that provided for coverage of $17.0 million on any one life over a set retention of $3.0 million (no change for 2025).

Our insurance subsidiaries and Donegal Mutual also purchased facultative reinsurance to cover certain exposures, including property exposures that exceeded the limits provided by their respective treaty reinsurance.

Investments

At December 31, 2024, 95.6% of all debt securities our insurance subsidiaries held had an investment-grade rating. The investment portfolios of our insurance subsidiaries did not contain any mortgage loans or any non-performing assets at December 31, 2024.

The following table shows the composition of the debt securities (at carrying value) in the investment portfolios of our insurance subsidiaries, excluding short-term investments, by rating at December 31, 2024:

(dollars in thousands)	December 31, 2024
Rating(1)	Amount	Percent
U.S. Treasury and U.S. agency securities(2)	$474,882	35.9%
Aaa or AAA	25,112	1.9
Aa or AA	345,547	26.1
A	222,934	16.8
BBB	198,041	15.0
BB	58,478	4.4
Allowance for expected credit losses	(1,388)	(0.1)
Total	$1,323,606	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.
(2)	Includes mortgage-backed securities of $304.5 million.

Our insurance subsidiaries invest in both taxable and tax-exempt securities as part of their strategy to maximize after-tax income. Tax-exempt securities made up approximately 16.6%, 18.2% and 19.9% of the fixed-maturity securities in the combined investment portfolios of our insurance subsidiaries at December 31, 2024, 2023 and 2022, respectively.

Index
The following table shows the classification of our investments and the investments of our insurance subsidiaries at December 31, 2024, 2023 and 2022 (at carrying value):

	December 31,
	2024		2023		2022
		Percent of		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Fixed maturities(1):
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$86,579	6.3%	$91,517	6.9%	$103,362	7.9%
Obligations of states and political subdivisions	371,896	26.9	376,898	28.4	382,097	29.3
Corporate securities	236,550	17.0	201,847	15.2	190,949	14.6
Mortgage-backed securities	10,689	0.8	9,235	0.7	12,031	1.0
Total held to maturity	705,714	51.0	679,497	51.2	688,439	52.8
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	83,793	6.0	85,419	6.4	63,521	4.9
Obligations of states and political subdivisions	37,404	2.7	38,116	2.9	40,156	3.1
Corporate securities	202,932	14.7	196,793	14.8	202,838	15.5
Mortgage-backed securities	293,763	21.2	269,020	20.3	217,277	16.6
Total available for sale	617,892	44.6	589,348	44.4	523,792	40.1
Total fixed maturities	1,323,606	95.6	1,268,845	95.6	1,212,231	92.9
Equity securities(2)	36,808	2.6	25,903	2.0	35,105	2.7
Short-term investments(3)	24,558	1.8	32,306	2.4	57,321	4.4
Total investments	$1,384,972	100.0%	$1,327,054	100.0%	$1,304,657	100.0%

(1)
We refer to Notes 1 and 4 to our Consolidated Financial Statements. We value those fixed maturities we classify as held to maturity at amortized cost; we value those fixed maturities we classify as available for sale at fair value. The total fair value of fixed maturities we classified as held to maturity was $631.6 million at December 31, 2024, $611.5 million at December 31, 2023 and $598.0 million at December 31, 2022. The amortized cost of fixed maturities we classified as available for sale was $652.6 million at December 31, 2024, $629.7 million at December 31, 2023 and $571.9 million at December 31, 2022.

(2)	We value equity securities at fair value. The total cost of equity securities was $24.7 million at December 31, 2024, $18.8 million at December 31, 2023 and $30.8 million at December 31, 2022.
(3)	We value short-term investments at cost, which approximates fair value.

Index
The following table sets forth the maturities (at carrying value) in the fixed maturity portfolio of our insurance subsidiaries at December 31, 2024, 2023 and 2022:

	December 31,
	2024		2023		2022
		Percent of		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Due in(1):
One year or less	$56,914	4.3%	$54,392	4.3%	$39,094	3.2%
Over one year through three years	210,184	15.9	130,158	10.3	107,689	8.9
Over three years through five years	175,577	13.3	141,994	11.2	133,068	11.0
Over five years through ten years	318,912	24.1	347,035	27.3	357,114	29.5
Over ten years through fifteen years	208,445	15.7	201,585	15.9	191,118	15.8
Over fifteen years	50,503	3.8	116,747	9.2	154,840	12.7
Mortgage-backed securities	304,459	23.0	278,260	21.9	229,308	18.9
Allowance for expected credit losses	(1,388)	(0.1)	(1,326)	(0.1)	—	—
	$1,323,606	100.0%	$1,268,845	100.0%	$1,212,231	100.0%

(1)
Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As shown above, our insurance subsidiaries held investments in mortgage-backed securities having a carrying value of $304.5 million at December 31, 2024. The mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities between one and 33 years. The stated maturities of these investments limit the exposure of our insurance subsidiaries to extension risk in the event that interest rates rise and prepayments decline. Our insurance subsidiaries perform an analysis of the underlying loans when evaluating a mortgage-backed security for purchase, and they select those securities that they believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.

The following table sets forth the investment results of our insurance subsidiaries for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Invested assets(1)	$1,356,013	$1,315,855	$1,290,752
Investment income(2)	44,918	40,853	34,016
Average yield	3.3%	3.1%	2.6%
Average tax-equivalent yield	3.4	3.2	2.7

(1)	Average of the aggregate invested amounts at the beginning and end of the period.
(2)	Investment income is net of investment expenses and does not include investment gains or losses or provision for income taxes.

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

In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners, or the NAIC, maintains a risk-based capital system, or RBC, for assessing the adequacy of the statutory capital and surplus of insurance companies that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2024, our insurance subsidiaries and Donegal Mutual each exceeded the minimum levels of statutory capital the RBC rules require by a substantial margin.

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

Regulatory requirements, including RBC requirements, may impact our insurance subsidiaries’ ability to pay dividends. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2024. Generally, the maximum amount that one of our insurance subsidiaries may pay to us as ordinary dividends during any year after notice to, but without prior approval of, the insurance commissioner of its domiciliary state is limited to a stated percentage of that subsidiary’s statutory capital and surplus at December 31 of the preceding fiscal year or the net income of that subsidiary for its preceding fiscal year. Our insurance subsidiaries paid dividends to us of $15.0 million and $13.0 million in 2024 and 2023, respectively. Our insurance subsidiaries did not pay any dividends to us in 2022. At December 31, 2024, the amount of ordinary dividends our insurance subsidiaries could pay to us during 2025, without the prior approval of their respective domiciliary insurance commissioners, is shown in the following table.

Name of Insurance Subsidiary	Ordinary Dividend Amount

Atlantic States	$40,741,454
MICO	7,822,780
Peninsula	4,734,260
Southern	—
Total	$53,298,494

Donegal Mutual Insurance Company

Donegal Mutual organized as a mutual fire insurance company in Pennsylvania in 1889. At December 31, 2024, Donegal Mutual had admitted assets of $762.5 million and policyholders’ surplus of $397.6 million. At December 31, 2024, Donegal Mutual had total liabilities of $364.9 million, including reserves for net losses and loss expenses of $160.2 million and unearned premiums of $74.4 million. Donegal Mutual’s investment portfolio of $574.1 million at December 31, 2024 consisted primarily of investment-grade bonds of $206.3 million and its investment in our Class A common stock and our Class B common stock. At December 31, 2024, Donegal Mutual owned 13,152,372 shares, or approximately 44%, of our Class A common stock, which Donegal Mutual carried on its books at $176.4 million, and 4,708,570 shares, or approximately 84%, of our Class B common stock, which Donegal Mutual carried on its books at $63.1 million. We present Donegal Mutual’s financial information in accordance with SAP as the NAIC Accounting Practices and Procedures Manual requires. Donegal Mutual does not, nor is it required to, prepare financial statements in accordance with GAAP.

Index
Information about Our Executive Officers

The following table sets forth information regarding the executive officers of Donegal Mutual and the Registrant as of the date of this Form 10-K Report:

Name	Age	Position
Kevin G. Burke	59
President and Chief Executive Officer of us since 2015; President and Chief Executive Officer of Donegal Mutual since 2018; Executive Vice President and Chief Operating Officer of Donegal Mutual from 2014 to 2018; Senior Vice President of Human Resources of Donegal Mutual and us from 2005 to 2014; other positions from 2000 to 2005.

W. Daniel DeLamater	52
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

Jeffery T. Hay	50
Executive Vice President and Chief Underwriting Officer of Donegal Mutual and us since 2025; Senior Vice President and Chief Underwriting Officer of Donegal Mutual and Senior Vice President of us from 2021 to 2025; Senior Director of Willis Towers Watson from 2018 to 2021; Head of Personal Lines Product Management of The Hartford from 2015 to 2018; other positions at The Hartford from 2005 to 2015.

Jeffrey D. Miller	60
Executive Vice President and Chief Financial Officer of Donegal Mutual and us since 2014; Senior Vice President and Chief Financial Officer of Donegal Mutual and us from 2005 to 2014; other positions from 1993 to 2005.

Sanjay Pandey	58
Executive Vice President and Chief Information Officer of Donegal Mutual and us since 2025; Senior Vice President and Chief Information Officer of Donegal Mutual and us from 2013 to 2025; other positions from 2000 to 2013.

Kristi S. Altshuler	44
Senior Vice President and Chief Analytics Officer of us since 2020; Senior Vice President and Chief Analytics Officer of Donegal Mutual since 2019; Director of Willis Towers Watson from 2018 to 2019; Director of Pricing Innovation of USAA from 2014 to 2018; other positions at USAA from 2001 to 2014.

David B. Bawel	38
Senior Vice President and Chief Accounting Officer of Donegal Mutual and us since 2024; Vice President of Financial Reporting and Analysis of Donegal Mutual and Vice President of us from 2018 to 2024; Assistant Vice President of Internal Audit of Donegal Mutual from 2012 to 2018.

Noland R. Deas, Jr.	57
Senior Vice President of Field Operations & National Accounts of Donegal Mutual and Senior Vice President of us since 2024; Senior Regional Vice President of Donegal Mutual from 2022 to 2024 and Regional Vice President of Donegal Mutual from 2020 to 2022; other positions with Donegal Mutual from 2006 to 2020.

William A. Folmar	66	Senior Vice President of Claims of Donegal Mutual and Senior Vice President of us since 2019; Vice President of Claims of Donegal Mutual from 2010 to 2019; other positions from 1998 to 2010.
Rick J. Hecker	37
Senior Vice President and General Counsel of Donegal Mutual and us since 2025; Senior Vice President and General Counsel of Conestoga Title Insurance Company from 2022 to 2024; Vice President and General Counsel of Conestoga Title Insurance Company from 2021 to 2022.

Christina M. Hoffman	50
Senior Vice President and Chief Risk Officer of Donegal Mutual and us since 2019; Senior Vice President of Internal Audit of Donegal Mutual and Senior Vice President of us from 2013 to 2019; Vice President of Internal Audit of Donegal Mutual and Vice President of us from 2009 to 2013.

David W. Sponic	60
Senior Vice President of Personal Lines of Donegal Mutual and Senior Vice President of us since 2022; Vice President of Personal Lines of Donegal Mutual from 2008 to 2022; other positions from 1990 to 2008.

V. Anthony Viozzi	51	Senior Vice President and Chief Investment Officer of Donegal Mutual and us since 2012; Vice President of Investments of Donegal Mutual and us from 2007 to 2012.
Daniel J. Wagner	64	Senior Vice President and Treasurer of Donegal Mutual and us since 2005; other positions from 1987 to 2005.

Index
Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K Report and the documents we incorporate by reference in this Form 10-K Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include certain discussions relating to underwriting, premium and investment income volumes, business strategies, reserves, profitability, our expense reduction initiatives, Donegal Mutual’s ongoing information systems and data modernization implementations, business relationships and our other business activities during 2024 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “objective,” “project,” “predict,” “potential,” “goal” and similar expressions. These forward-looking statements reflect our current views about future events and our current assumptions, and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those we anticipate or imply by our forward-looking statements. We cannot control or predict many of the factors that could determine our future financial condition or results of operations. Such factors may include those we describe under “Risk Factors.” The forward-looking statements contained in this Form 10-K Report reflect our views and assumptions only as of the date of this Form 10-K Report. Except as required by law, we do not intend to update, and we assume no responsibility for updating, any forward-looking statements we have made. We qualify all of our forward-looking statements by these cautionary statements.

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

Loss severity in the property and casualty insurance industry has increased in recent years, principally driven by factors such as distracted driving, larger court judgments, higher jury awards and increasing medical and automobile and property repair costs, including increases due to inflation and supply chain disruption. In addition, many classes of complainants have brought legal actions and proceedings, some of which may be funded by third-party litigation financing, that tend to increase the size of judgments. The propensity of policyholders and third-party claimants to utilize specialized plaintiff firms and litigate and the willingness of courts to expand causes of loss and the size of awards, to eliminate exclusions and to increase coverage limits may result in ultimate settlements of current and future losses that exceed the loss reserves of our insurance subsidiaries.

Our insurance subsidiaries are subject to catastrophe losses and losses from other severe weather events, which are unpredictable and may adversely affect our results of operations, liquidity and financial condition.

The underwriting results of our insurance subsidiaries are subject to weather and other conditions that may adversely affect our financial condition, liquidity or results of operations. Because the occurrence and severity of catastrophes are inherently unpredictable and may vary significantly from year to year and region to region, our historical results of operations may not be indicative of our future results of operations. Our property and casualty insurance operations expose us to claims arising from catastrophic events affecting multiple policyholders. Such catastrophic events consist of various natural disasters, including, but not limited to, hurricanes, tropical storms, tornadoes, windstorms, hailstorms, fires and wildfires, flooding, landslides, earthquakes, severe winter weather events and man-made disasters such as terrorist attacks, explosions and infrastructure failures. Historically, our insurance subsidiaries have experienced weather-related losses from hurricanes and tropical storms in Mid-Atlantic and Southern states, tornadoes and hailstorms in Mid-Atlantic, Midwestern and Southern states and severe winter weather events in Mid-Atlantic and Midwestern states.

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

Our insurance subsidiaries seek to reduce their exposure to catastrophe losses through their underwriting strategies and their purchase of catastrophe reinsurance. Advancements in economic capital modeling and catastrophe risk modeling assist our insurance subsidiaries in measuring risk concentrations and inform their reinsurance purchase decisions. Nevertheless, reinsurance may prove inadequate under certain circumstances. While the emerging science regarding climate change and its connection to extreme weather events continues to be studied, climate change, to the extent it produces rising temperatures and changes in weather patterns, could affect the frequency and severity of weather events and other losses and thus impact the affordability and availability of catastrophe reinsurance coverage for our insurance subsidiaries. Our insurance subsidiaries’ ability to appropriately manage catastrophe risk depends partially on catastrophe models, which may be affected by inaccurate or incomplete data, the uncertainty of the frequency and severity of future events and the uncertain impact of changing climate conditions that tend to occur gradually over time.

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

The ability to underwrite and set rates effectively is subject to a number of risks and uncertainties, including those related to:

•	the availability of sufficient, reliable data;

•	the ability to conduct a complete and accurate analysis of available data;

•	the ability to recognize in a timely manner changes in trends and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties generally inherent in estimates and assumptions;

•	the ability to project changes in certain operating expense levels with reasonable certainty;

•	the development, selection and application of appropriate rating formulae or other pricing methodologies;

•	the effective development, governance and appropriate use of modeling tools to assist with correctly and consistently achieving the intended results in underwriting and pricing;

•	the ability to innovate with new pricing strategies and the success of those innovations upon implementation;

•	the ability to secure regulatory approval of premium rates on an adequate and timely basis;

•	the ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	unanticipated changes in our claim settlement practices;

•	changes in driving patterns for auto exposures;

•	changes in weather patterns for property exposures;

•	changes in the medical sector of the economy that impact bodily injury loss costs;

•	changes in new and used car prices, auto repair costs and auto parts prices, including the increasing integration of sophisticated technology-related components;

Index
•	the impact of emerging technologies, including driver assistance technologies and autonomous vehicles, on pricing, insurance coverages and loss costs;

•	the impact of inflation and other factors on the cost and availability of construction materials and labor;

•	the impact of medical advances on the cost and duration of bodily injury claims;

•	the ability to monitor property concentration in catastrophe-prone areas, such as hurricane, earthquake, wildfire and wind/hail regions; and

•	the general state of the economy in the states in which our insurance subsidiaries operate.

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

Innovation, recent technological developments, changing customer demographics and preferences, societal shifts and emerging technologies such as artificial intelligence are greatly impacting the insurance industry. Our insurance subsidiaries compete with much larger insurers that are focused on implementing technology and innovative solutions to select and price risks, identify and target potential customers, enhance the experience of their customers and improve their operations. If our insurance subsidiaries are unable to anticipate changes in customer expectations and keep pace with the technological changes their competitors implement, our insurance subsidiaries may not be able to attract and maintain quality accounts, adequately price risks or operate as efficiently as their competitors. In addition, emerging technologies such as electric and autonomous vehicles, driver-assistance and accident avoidance features on vehicles, sensor technology and other forms of automation may reduce the future need for, or decrease the future pricing of, the insurance products our insurance subsidiaries offer.

Loss or significant restriction of the use of specific rating attributes, analytical models or technologies in the pricing and underwriting of insurance products by our insurance subsidiaries could adversely affect their future profitability.

Our insurance subsidiaries consider a variety of rating attributes in making risk selection and pricing decisions for personal lines insurance products where allowed by state law. There is increasing regulatory debate as to whether use of certain rating attributes is unfairly discriminatory. For example, consumer groups and regulators often call for the prohibition or restriction on the use of credit scoring in underwriting and pricing. In addition, there is increasing regulatory attention on the governance over and use of analytical models and technologies, including artificial intelligence systems, to ensure that such technologies comply with laws that address unfair trade practices and unfair discrimination. Laws or regulations that significantly curtail the use of specific rating attributes or other analytical models and technologies in the underwriting process could reduce the future profitability of our insurance subsidiaries.

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

Index
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

Risks Relating to Our Business

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

Index
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

Our insurance subsidiaries and Donegal Mutual conduct business in 21 states located primarily in the Mid-Atlantic, Midwestern, Southern and Southwestern states. A substantial portion of their business consists of private passenger and commercial automobile, homeowners, commercial multi-peril and workers’ compensation insurance in Pennsylvania, Michigan, Maryland, Delaware and Virginia. While our insurance subsidiaries and Donegal Mutual actively manage their respective exposure to catastrophes through their underwriting processes and the purchase of reinsurance, a single catastrophic occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or other condition affecting one or more of the states in which our insurance subsidiaries conduct substantial business could materially adversely affect their business, financial condition and results of operations. Common catastrophic events include hurricanes, earthquakes, tornadoes, wind and hailstorms, fires and wildfires, explosions and severe winter storms.

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

Our insurance subsidiaries and Donegal Mutual market their insurance products solely through a network of approximately 2,100 independent insurance agencies. This agency distribution system is one of the most important components of the competitive profile of our insurance subsidiaries and Donegal Mutual. As a result, our insurance subsidiaries and Donegal Mutual depend to a material extent upon their independent agents, each of whom has the authority to bind one or more of our insurance subsidiaries or Donegal Mutual to insurance coverage. To the extent that such independent agents’ marketing efforts fail to result in the maintenance of their current levels of volume and quality or they bind our insurance subsidiaries or Donegal Mutual to unacceptable insurance risks, fail to comply with the established underwriting guidelines of our insurance subsidiaries and Donegal Mutual or otherwise inappropriately market the products of our insurance subsidiaries and Donegal Mutual, the business, financial condition and results of operations of our insurance subsidiaries could suffer.

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

Index
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

Dividends from our insurance subsidiaries are a significant source of funds for the payment of our operating expenses and dividends to our stockholders; however, there are regulatory restrictions and business considerations that may limit the amount of dividends our insurance subsidiaries may pay to us.

As a holding company, we rely on dividends from our insurance subsidiaries as a significant source of funds to meet our corporate obligations and to pay dividends to our stockholders. The amount of dividends our insurance subsidiaries can pay to us is subject to regulatory restrictions and depends on the amount of surplus our insurance subsidiaries maintain. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that an insurance company may pay without prior regulatory approval. The maximum amount of ordinary dividends that our insurance subsidiaries can pay to us in 2025 without prior regulatory approval is approximately $53.3 million. Other business and regulatory considerations, such as the impact of dividends on surplus that could affect the ratings of our insurance subsidiaries, competitive conditions, RBC requirements, the investment results of our insurance subsidiaries and the amount of premiums that our insurance subsidiaries write could also adversely impact the ability of our insurance subsidiaries to pay dividends to us.

If A.M. Best downgrades the rating it has assigned to Donegal Mutual or any of our insurance subsidiaries, it would adversely affect their competitive position.

Industry ratings are a factor in establishing and maintaining the competitive position of insurance companies. A.M. Best, an industry-accepted source of insurance company financial strength ratings, rates Donegal Mutual and our insurance subsidiaries. A.M. Best ratings provide an independent opinion of an insurance company’s financial health and its ability to meet its obligations to its policyholders. We believe that the financial strength rating of A.M. Best is material to the operations of Donegal Mutual and our insurance subsidiaries. For example, certain lenders require customers to purchase insurance from an insurance carrier that has received an A.M. Best rating that exceeds a certain level. Currently, Donegal Mutual and our insurance subsidiaries each have an A (Excellent) rating from A.M. Best. In May 2024, A.M. Best affirmed its A (Excellent) ratings of Donegal Mutual and our insurance subsidiaries. However, if A.M. Best were to downgrade the rating of Donegal Mutual or any of our insurance subsidiaries, it would adversely affect the competitive position of Donegal Mutual or that insurance subsidiary and make it more difficult for it to market its products and retain its existing policyholders.

Index
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

Donegal Mutual is currently in the midst of a multi-year effort to modernize certain of its key infrastructure and applications systems, and the allocation of related costs to our insurance subsidiaries has resulted in an increase to their expense ratio. These new systems are intended to provide various benefits to the member companies of the Donegal Insurance Group, including streamlined workflows and business processes, service enhancements for their agents and policyholders, opportunities to implement new product models and innovative business solutions, greater utilization of data analytics and operational efficiencies. Since 2020, we have implemented five major releases of new systems. In 2025, Donegal Mutual expects to implement new systems for the remaining lines of business the Donegal Insurance Group issues currently and for the conversion of remaining legacy renewal policies of the Donegal Insurance Group. The conversion process will continue into 2026 as legacy policies renew on a state-by-state rollout schedule. Even with Donegal Mutual’s and our best planning and efforts and the involvement of third-party experts, Donegal Mutual may not complete the implementation of these new systems within its planned timeframes or budget. Further, Donegal Mutual’s information technology systems may not deliver the benefits Donegal Mutual and we expect and may fail to keep pace with our competitors’ information technology systems. As a result, Donegal Mutual and our insurance subsidiaries may not have the ability to grow their business and meet their profitability objectives.

While we are currently placing less emphasis on pursuing acquisitions because Donegal Mutual and we believe there are significant opportunities for profitable organic growth, our strategy to grow in part through acquisitions of other insurance companies exposes us to risks that could adversely affect our results of operations and financial condition.

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

•	potential difficulties with integration of information technology systems and other operations;

•	the need of the other insurer for additional capital that we did not anticipate at the time of the acquisition or affiliation; and

•	the use of more of our management’s time in improving the operations of the other insurer than we originally anticipated.

Index
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

Our insurance subsidiaries rely on reinsurance agreements to limit their maximum net loss from large single catastrophic risks or excess of loss risks in areas where our insurance subsidiaries may have a concentration of policyholders. Reinsurance also enables our insurance subsidiaries to increase their capacity to write insurance because it has the effect of leveraging the surplus of our insurance subsidiaries. Although the reinsurance our insurance subsidiaries maintain provides that the reinsurer is liable to them for any reinsured losses, the reinsurance agreements do not generally relieve our insurance subsidiaries from their primary liability to their policyholders if the reinsurer fails to pay the reinsurance claims of our insurance subsidiaries. To the extent that a reinsurer is unable to pay losses for which it is liable to our insurance subsidiaries, our insurance subsidiaries remain liable for such losses. At December 31, 2024, our insurance subsidiaries had approximately $99.7 million of reinsurance receivables from third-party reinsurers relating to paid and unpaid losses. Any insolvency or inability of these reinsurers to make timely payments to our insurance subsidiaries under the terms of their reinsurance agreements would adversely affect the results of operations of our insurance subsidiaries.

Index
Michigan law requires MICO to provide certain medical benefits under the personal injury protection, or PIP, coverage of the personal automobile and commercial automobile policies it writes in the state of Michigan. Michigan law also requires MICO to be a member of the Michigan Catastrophic Claims Association, or MCCA, in order to write automobile insurance. The MCCA receives funding through assessments that its members collect from policyholders in the state and provides reinsurance for PIP claims that exceed a set retention. At December 31, 2024, MICO had approximately $46.3 million of reinsurance receivables from MCCA relating to paid and unpaid losses. The MCCA has generated significant operating deficits in past years. While the MCCA generated an increase in surplus in recent years, the MCCA board approved the return of a significant portion of its accumulated surplus to policyholders in the form of cash refunds in early 2022. Although we currently consider the risk to be remote, should the MCCA be unable to fulfill its payment obligations to MICO in the future, MICO’s financial condition and results of operations could be adversely affected.

In addition, our insurance subsidiaries face a risk of the non-availability of reinsurance or an increase in reinsurance costs that could adversely affect their ability to write business or their results of operations. Market conditions beyond the control of our insurance subsidiaries, such as the amount of surplus in the reinsurance market and the frequency and severity of natural and man-made catastrophes, affect both the availability and the cost of the reinsurance our insurance subsidiaries purchase. If our insurance subsidiaries cannot maintain their current level of reinsurance or purchase new reinsurance protection in amounts that our insurance subsidiaries consider sufficient, our insurance subsidiaries would either have to accept an increase in their net risk retention or reduce their insurance writings, either of which could adversely affect them. For example, due to increased reinsurance pricing and reduced reinsurance market capacity, our insurance subsidiaries increased their net retentions under several of their reinsurance programs for 2024 and 2025.

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

Index
Risks Relating to Us and Our Common Stock

The price of our common stock may be adversely affected by its low trading volume.

Our Class A common stock and our Class B common stock have limited liquidity. Reported average daily trading volume for our Class A common stock and our Class B common stock for the year ended December 31, 2024 was approximately 64,806 shares and approximately 1,190 shares, respectively. This limited liquidity could subject our shares of Class A common stock and our shares of Class B common stock to greater price volatility.

Donegal Mutual is our controlling stockholder. Donegal Mutual and its directors and executive officers have potential conflicts of interest between the best interests of our stockholders and the best interests of the policyholders of Donegal Mutual.

Donegal Mutual controls the election of all of the members of our board of directors. Seven of the eleven members of our board of directors are also directors of Donegal Mutual. Donegal Mutual and we share the same executive officers. These common directors and executive officers have a fiduciary duty to our stockholders and also have a fiduciary duty to the policyholders of Donegal Mutual. Among the potential conflicts of interest that could arise from these separate fiduciary duties are the following:

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

We own insurance subsidiaries domiciled in the states of Michigan, Pennsylvania and Virginia, and Donegal Mutual is domiciled in Pennsylvania and owns or controls insurance companies domiciled in Georgia and New Mexico. The insurance laws of each of these states provide that no person can acquire or seek to acquire a 10% or greater interest in us without first filing specified information with the insurance commissioners of those states and obtaining the prior approval of the proposed acquisition of a 10% or greater interest in us by each of the state insurance commissioners based on statutory standards designed to protect the safety and soundness of us and our insurance subsidiaries. These approval requirements may make it more difficult for a third party to acquire control of us.

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

Donegal Mutual also requires annual cybersecurity awareness training for all employees who serve Donegal Mutual and our insurance subsidiaries. Donegal Mutual expects all employees to assist in safeguarding its information systems and to assist in the discovery and reporting of cybersecurity incidents. This enterprise-wide program is intended to identify and assess internal and external cyber and information security risks that may threaten the security or integrity of the information stored on Donegal Mutual’s information systems or those of third-party providers from unauthorized access, use or other malicious acts.

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

Donegal Mutual and we are not aware of any cybersecurity incidents or risks from cybersecurity threats that have materially affected, or are reasonably likely to affect, our business strategy, results of operations or financial condition. While Donegal Mutual maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For more information regarding the risks Donegal Mutual and we face from cybersecurity threats, see “Risk Factors - Risks Relating to Our Business- The disruption or failure of Donegal Mutual’s information technology systems or the compromise of the security of those systems that results in the theft or misuse of confidential information could materially impact adversely the business of Donegal Mutual and our insurance subsidiaries.”

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

In connection with carrying out their overall oversight responsibilities, the boards of directors of Donegal Mutual and us have delegated certain cybersecurity oversight responsibilities to the joint audit committee of those boards. The joint audit committee meets at least quarterly and is central to the boards’ oversight of cybersecurity risks. A member of the joint audit committee has extensive information technology and cybersecurity experience in the insurance industry. The joint audit committee actively monitors these risks in order to assist in coordinating prevention and mitigation efforts by, among other things, participating in risk management committee meetings and receiving quarterly reports from the chief risk officer of Donegal Mutual and us on cybersecurity risks and related matters. Donegal Mutual’s information security officer also provides an annual cybersecurity report to the boards of directors of Donegal Mutual and us. The annual cybersecurity report encompasses a broad range of topics, including types of threats and attempted infiltrations, applicable regulatory developments, information security program activities and planned cybersecurity enhancements to address emerging threats.

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

Index
At the close of business on March 3, 2025, we had approximately 1,477 holders of record of our Class A common stock and approximately 204 holders of record of our Class B common stock.

We declared dividends of $0.69 per share on our Class A common stock and $0.62 per share on our Class B common stock in 2024, compared to $0.68 per share on our Class A common stock and $0.61 per share on our Class B common stock in 2023.

Unregistered Sales of Equity Securities and Use of Proceeds.

Between October 1, 2024 and December 31, 2024, Donegal Mutual purchased shares of our Class A common stock as set forth in the table below:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 October 1-31, 2024	Class A – 150,432 Class B – None	Class A – $15.49 Class B – None	Class A – 150,432 Class B – None	(1)
Month #2 November 1-30, 2024	Class A – 235,884 Class B – None	Class A – $15.88 Class B – None	Class A – 235,884 Class B – None	(1)
Month #3 December 1-31, 2024	Class A – 414,122 Class B – None	Class A – $16.63 Class B – None	Class A – 414,122 Class B – None	(1)
Total	Class A – 800,438 Class B – None	Class A – $16.20 Class B – None	Class A – 800,438 Class B – None

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

Index
Stock Performance Chart.

The following graph provides an indicator of cumulative total stockholder returns on our Class A common stock and our Class B common stock for the period beginning on December 31, 2019 and ending on December 31, 2024, compared to the Russell 2000 Index and a peer group comprised of six property and casualty insurance companies over the same period. The peer group consists of Cincinnati Financial Corp., Hanover Insurance Group Inc., Horace Mann Educators Corp., Kemper Corp., Selective Insurance Group Inc. and United Fire Group Inc. The graph shows the change in value of an initial $100 investment on December 31, 2019, assuming reinvestment of all dividends.

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/18
12/19
12/20
12/21
12/22
12/23
Donegal Group Inc. Class A
Donegal Group Inc. Class B
Russell 2000
Peer Group

	2019	2020	2021	2022	2023	2024
Donegal Group Inc. Class A	$100.00	$98.98	$104.91	$109.16	$112.65	$130.65
Donegal Group Inc. Class B	100.00	96.57	114.54	144.15	134.32	136.44
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
Peer Group	100.00	90.33	105.60	102.08	104.50	136.71

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

Overview

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. See “Business - History and Organizational Structure” for more information. Our insurance subsidiaries are Atlantic States Insurance Company (“Atlantic States”), Michigan Insurance Company (“MICO”), The Peninsula Insurance Company and its wholly owned subsidiary, Peninsula Indemnity Company (collectively, “Peninsula”), and Southern Insurance Company of Virginia (“Southern”). Our insurance subsidiaries and their affiliates write commercial and personal lines of property and casualty coverages exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwest, Southern and Southwestern states. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At December 31, 2024, Donegal Mutual held approximately 44% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 70% of the combined voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock.

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

Donegal Mutual and our insurance subsidiaries operate together as the Donegal Insurance Group and share a combined business plan designed to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual offer are generally complementary, thereby allowing Donegal Insurance Group to offer a broader range of products to a given market and to expand Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally allow the individual companies to manage certain risk segments through variations in coverage, terms and pricing. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, because the pool homogenizes the risk characteristics of the predominant percentage of the business Donegal Mutual and Atlantic States write directly and each company shares the underwriting results according to each company’s participation percentage, each company realizes its percentage share of the underwriting results of the pool.

In July 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during 2024 or 2023. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through December 31, 2024.

On April 29, 2022, Donegal Mutual disclosed that it will, at its discretion, purchase shares of our Class A common stock and our Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such disclosure did not stipulate a maximum number of shares that may be purchased under this program. Donegal Mutual purchased 1,057,282 and 516,620 shares of our Class A common stock during 2024 and 2023, respectively. Donegal Mutual did not purchase any shares of our Class B common stock during 2024 or 2023.

Index
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

Index
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in subsequent years due to a number of factors, including supply chain disruption, higher new and used automobile values, increases in the cost of replacement automobile parts and rising labor rates. These trend changes caused significant disruption to historical loss patterns and give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of replacement automobile parts and building materials, availability and cost of skilled labor, the rate of specialized plaintiff attorney involvement in claims, plaintiff attorney utilization of litigation financing and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2024. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $7.0 million.

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

Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $15.0 million, $16.7 million and $44.8 million in 2024, 2023 and 2022, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2024 development represented 2.2% of the December 31, 2023 net carried reserves and resulted primarily from lower-than-expected loss emergence in the commercial multi-peril, personal automobile and homeowner lines of business, offset partially by higher-than-expected loss emergence in the workers’ compensation and commercial automobile lines of business, for accident years prior to 2024. The majority of the 2024 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2023 development represented 2.5% of the December 31, 2022 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile and commercial automobile lines of business for accident years prior to 2023. The majority of the 2023 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2022 development represented 7.2% of the December 31, 2021 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile and commercial automobile lines of business for accident years prior to 2022. The majority of the 2022 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO.

Excluding the impact of severe weather events and the COVID-19 pandemic, our insurance subsidiaries have noted stable amounts in the number of claims incurred and the number of claims outstanding at period ends relative to their premium base in recent years across most of their lines of business. However, the amount of the average claim outstanding has increased gradually over the past several years due to various factors such as increased property and automobile repair and replacement costs, rising medical loss costs and increased litigation trends and lengthening of repair completion times for property and automobile claims. We have also experienced a general slowing of settlement rates in litigated claims. Our insurance subsidiaries could have to make further adjustments to their estimates in the future. However, on the basis of our insurance subsidiaries’ internal procedures, which analyze, among other things, their prior assumptions, their experience with similar cases and historical trends such as reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as court decisions, economic conditions and public attitudes, we believe that our insurance subsidiaries have made adequate provision for their liability for losses and loss expenses.

Index
Atlantic States’ participation in the underwriting pool with Donegal Mutual exposes Atlantic States to adverse loss development on the business that Donegal Mutual contributes to the underwriting pool. However, pooled business represents the predominant percentage of the net underwriting activity of both companies, and Donegal Mutual and Atlantic States share proportionately any adverse risk development relating to the pooled business. The business in the underwriting pool is homogeneous and each company has a pro-rata share of the entire underwriting pool. Since the predominant percentage of the business of Atlantic States and Donegal Mutual is pooled and the results shared by each company according to its participation level under the terms of the pooling agreement, the intent of the underwriting pool is to produce a more uniform and stable underwriting result from year to year for each company than either would experience individually and to spread the risk of loss between the companies.

Index
Our insurance subsidiaries’ liability for losses and loss expenses by major line of business at December 31, 2024 and 2023 consisted of the following:

	2024	2023
	(in thousands)
Commercial lines:
Automobile	$180,757	$168,749
Workers’ compensation	129,406	122,473
Commercial multi-peril	208,676	217,292
Other	39,336	27,167
Total commercial lines	558,175	535,681

Personal lines:
Automobile	116,693	112,509
Homeowners	26,591	28,001
Other	2,905	12,952
Total personal lines	146,189	153,462

Total commercial and personal lines	704,364	689,143
Plus reinsurance recoverable	416,621	437,014
Total liability for losses and loss expenses	$1,120,985	$1,126,157

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

Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2024	Percentage Change in Equity at December 31, 2024(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2023	Percentage Change in Equity at December 31, 2023(1)
(dollars in thousands)
-10.0%	$633,928	10.2%	$620,229	11.3%
-7.5	651,537	7.6	637,457	8.5
-5.0	669,146	5.1	654,686	5.7
-2.5	686,755	2.5	671,914	2.8
Base	704,364	—	689,143	—
2.5	721,973	-2.5	706,372	-2.8
5.0	739,582	-5.1	723,600	-5.7
7.5	757,191	-7.6	740,829	-8.5
10.0	774,800	-10.2	758,057	-11.3

(1)	Net of income tax effect.

Index
Our insurance subsidiaries base their reserves for unpaid losses and loss expenses on current trends in loss and loss expense development and reflect their best estimates for future amounts needed to pay losses and loss expenses with respect to incurred events currently known to them plus incurred but not reported (“IBNR”) claims. Our insurance subsidiaries develop their reserve estimates based on an assessment of known facts and circumstances, review of historical loss settlement patterns, estimates of trends in claims severity, frequency, legal and regulatory changes and other assumptions. Our insurance subsidiaries consistently apply actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, including consideration of recent case reserve activity. Our insurance subsidiaries use the point estimate their actuaries select. For the year ended December 31, 2024, the actuaries developed a range from a low of $672.1 million to a high of $740.4 million and selected a point estimate of $704.4 million. The actuaries’ range of estimates for commercial lines in 2024 was $533.0 million to $587.5 million, and the actuaries selected a point estimate of $558.2 million. The actuaries’ range of estimates for personal lines in 2024 was $139.1 million to $153.0 million, and the actuaries selected a point estimate of $146.2 million. For the year ended December 31, 2023, the actuaries developed a range from a low of $651.1 million to a high of $728.7 million and selected a point estimate of $689.1 million. The actuaries’ range of estimates for commercial lines in 2023 was $507.2 million to $565.4 million, and the actuaries selected a point estimate of $535.7 million. The actuaries’ range of estimates for personal lines in 2023 was $144.0 million to $163.3 million, and the actuaries selected a point estimate of $153.5 million.

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

The following table presents 2024 and 2023 claim count and payment amount information for workers’ compensation. Workers’ compensation losses primarily consist of indemnity and medical costs for injured workers.

	For the Year Ended December 31,
(dollars in thousands)	2024	2023
Number of claims pending, beginning of period	3,144	3,366
Number of claims reported	5,066	5,928
Number of claims settled or dismissed	5,378	6,150
Number of claims pending, end of period	2,832	3,144

Losses paid	$54,597	$54,336
Loss expenses paid	$10,953	$12,292

Management Evaluation of Operating Results

Despite challenging insurance market conditions and increasing property and casualty loss severity trends that affected our results in recent years, we believe that our focused business strategy, including our insurance subsidiaries’ ongoing implementation of premium rate increases and refinements to their underwriting practices, have positioned us well for 2025 and beyond.

Because our insurance subsidiaries do not prepare GAAP financial statements, we evaluate the performance of our commercial lines and personal lines segments utilizing statutory accounting practices (“SAP”), which include financial measures that reflect the growth trends and underwriting results of our insurance subsidiaries.

Index
We use the following financial data to monitor and evaluate our operating results:

	Year Ended December 31,
(in thousands)	2024	2023	2022

Net premiums written:
Commercial lines:
Automobile	$184,989	$174,741	$167,774
Workers’ compensation	103,533	107,598	111,892
Commercial multi-peril	213,959	195,632	200,045
Other	45,439	50,458	51,135
Total commercial lines	547,920	528,429	530,846
Personal lines:
Automobile	243,036	215,957	181,129
Homeowners	140,613	139,688	120,087
Other	10,712	11,623	11,468
Total personal lines	394,361	367,268	312,684
Total net premiums written	$942,281	$895,697	$843,530

Components of combined ratio:
Loss ratio	64.5%	69.1%	68.6%
Expense ratio	33.7	34.7	34.1
Dividend ratio	0.4	0.6	0.6
Combined ratio	98.6%	104.4%	103.3%

Revenues:
Net premiums earned:
Commercial lines	$539,683	$533,029	$521,227
Personal lines	396,968	349,042	301,263
Total net premiums earned	936,651	882,071	822,490
Net investment income	44,918	40,853	34,016
Investment gains (losses)	4,981	3,173	(10,185)
Other	3,055	1,241	1,900
Total revenues	$989,605	$927,338	$848,221

	Year Ended December 31,
(in thousands)	2024	2023	2022

Components of net income (loss):
Underwriting income (loss):
Commercial lines	$5,826	$(6,998)	$(22,665)
Personal lines	5,739	(35,118)	(13,506)
SAP underwriting income (loss)	11,565	(42,116)	(36,171)
GAAP adjustments	1,331	3,735	8,667
GAAP underwriting income (loss)	12,896	(38,381)	(27,504)
Net investment income	44,918	40,853	34,016
Investment gains (losses)	4,981	3,173	(10,185)
Other	(456)	(582)	35
Income (loss) before income tax expense (benefit)	62,339	5,063	(3,638)
Income tax expense (benefit)	11,477	637	(1,679)
Net income (loss)	$50,862	$4,426	$(1,959)

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

The following table provides a reconciliation of our net premiums earned to our net premiums written for 2024:

(in thousands)	Commercial Lines	Personal Lines	Total
Net premiums earned	$539,683	$396,968	$936,651
Change in net unearned premiums	8,237	(2,607)	5,630
Net premiums written	$547,920	$394,361	$942,281

The following table provides a reconciliation of our net premiums earned to our net premiums written for 2023:

(in thousands)	Commercial Lines	Personal Lines	Total
Net premiums earned	$533,029	$349,042	$882,071
Change in net unearned premiums	(4,600)	18,226	13,626
Net premiums written	$528,429	$367,268	$895,697

The following table provides a reconciliation of our net premiums earned to our net premiums written for 2022:

(in thousands)	Commercial Lines	Personal Lines	Total
Net premiums earned	$521,227	$301,263	$822,490
Change in net unearned premiums	9,619	11,421	21,040
Net premiums written	$530,846	$312,684	$843,530

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

Index
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

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
GAAP Combined Ratios (Total Lines)
Loss ratio - core losses	54.0%	57.5%	59.8%
Loss ratio - weather-related losses	7.2	8.3	7.7
Loss ratio - large fire losses	4.9	5.2	6.5
Loss ratio - net prior-year reserve development	-1.6	-1.9	-5.4
Loss ratio	64.5	69.1	68.6
Expense ratio	33.7	34.7	34.1
Dividend ratio	0.4	0.6	0.6
Combined ratio	98.6%	104.4%	103.3%

Statutory Combined Ratios
Commercial lines:
Automobile	102.6%	97.3%	98.0%
Workers’ compensation	104.4	96.6	97.3
Commercial multi-peril	95.0	112.3	116.9
Other	80.0	85.5	80.8
Total commercial lines	98.2	101.6	103.7
Personal lines:
Automobile	97.4	109.7	103.8
Homeowners	99.6	108.6	111.0
Other	99.5	75.8	52.1
Total personal lines	98.3	108.2	102.8
Total commercial and personal lines	98.3	104.2	103.3

Results of Operations

YEAR ENDED DECEMBER 31, 2024 COMPARED TO YEAR ENDED DECEMBER 31, 2023

Net Premiums Earned

Our insurance subsidiaries’ net premiums earned increased to $936.7 million for 2024, an increase of $54.6 million, or 6.2%, compared to 2023, primarily reflecting solid premium retention and renewal premium increases. Our insurance subsidiaries earn premiums and recognize them as income over the terms of the policies they issue. Such terms are generally one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the same period one year earlier.

Index
Net Premiums Written

Our insurance subsidiaries’ 2024 net premiums written increased 5.2% to $942.3 million, compared to $895.7 million for 2023. Commercial lines net premiums written increased $19.5 million, or 3.7%, for 2024 compared to 2023. We attribute the increase in commercial lines net premiums written primarily to strong premium retention and a continuation of renewal premium increases in lines other than workers’ compensation, offset partially by planned attrition in states we exited or classes of business we have targeted for profit improvement. Personal lines net premiums written increased $27.1 million, or 7.4%, for 2024 compared to 2023. We attribute the increase in personal lines net premiums written primarily to renewal premium rate increases and solid policy retention, offset partially by planned attrition due to non-renewal actions and lower new business writings.

Investment Income

For 2024, our net investment income increased 10.0% to $44.9 million, compared to $40.9 million for 2023, due primarily to higher average reinvestment yields and higher average invested assets for 2024 compared to 2023.

Net Investment Gains

Our net investment gains for 2024 were $5.0 million, compared to $3.2 million for 2023. The net investment gains for 2024 and 2023 were primarily related to increases in the market value of the equity securities held at the end of the respective periods. We did not recognize any impairment losses during 2024 or 2023.

Losses and Loss Expenses

Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 64.5% for 2024, compared to 69.1% for 2023. Our insurance subsidiaries’ commercial lines loss ratio decreased to 62.0% for 2024, compared to 64.8% for 2023. This decrease resulted primarily from the commercial multi-peril loss ratio decreasing to 57.5% for 2024, compared to 73.1% for 2023, primarily due to a decrease in severity of non-weather claims, offset partially by increases in the commercial automobile and workers’ compensation loss ratios due primarily to increases in loss emergence for prior accident years. The commercial automobile loss ratio increased to 68.5% for 2024, compared to 63.0% for 2023. The workers’ compensation loss ratio increased to 67.7% for 2024, compared to 59.0% for 2023. The personal lines loss ratio decreased to 68.0% for 2024, compared to 75.6% for 2023, due primarily to increases in net premiums earned related to premium rate increases. The personal automobile loss ratio decreased to 68.5% for 2024, compared to 78.5% for 2023. The homeowners loss ratio decreased to 66.7% for 2024, compared to 73.6% for 2023. Our insurance subsidiaries experienced favorable loss reserve development of approximately $15.0 million, or 1.6 percentage points of the loss ratio, during 2024 in their reserves for prior accident years, compared to approximately $16.7 million, or 1.9 percentage points of the loss ratio, during 2023. The favorable loss reserve development in 2024 resulted primarily from lower-than-expected loss emergence in the commercial multi-peril, personal automobile and homeowner lines of business, offset partially by higher-than-expected loss emergence in the workers’ compensation and commercial automobile lines of business, for accident years prior to 2024. Weather-related losses of $67.7 million, or 7.2 percentage points of the loss ratio, for 2024 increased from $72.9 million, or 8.3 percentage points of the loss ratio, for 2023, with the decrease primarily impacting the commercial multi-peril and homeowners lines of business. Large fire losses, which we define as individual fire losses in excess of $50,000, were $45.8 million, or 4.9 percentage points of the loss ratio, for 2024, compared to $45.4 million, or 5.2 percentage points of the loss ratio, for 2023.

Index
Underwriting Expenses

Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition and other underwriting expenses to premiums earned, was 33.7% for 2024, compared to 34.7% for 2023. We attribute the decrease to the impacts of various expense reduction initiatives, including agency incentive program revisions, commission schedule adjustments, targeted staffing reductions, and hiring restrictions for open employment positions, among others. These impacts were offset partially by an increase in underwriting-based incentive costs as well as higher technology systems-related expenses that were primarily due to increased costs related to our ongoing systems modernization project, a portion of which Donegal Mutual Insurance Company allocates to our insurance subsidiaries. We expect the impact from allocated costs from Donegal Mutual Insurance Company to our insurance subsidiaries related to the ongoing systems modernization project peaked at approximately 1.3 percentage points of the expense ratio for 2024 and will subside gradually in 2025 and subsequent years.

Policyholder Dividends

Our insurance subsidiaries pay policyholder dividends primarily on workers’ compensation policies on a sliding scale based on the profitability of a given policy.

Combined Ratio

Our insurance subsidiaries’ combined ratio was 98.6% and 104.4% for 2024 and 2023, respectively. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. We attribute the decrease in our combined ratio primarily to the decreases in the loss and expense ratios.

Interest Expense

Our interest expense for 2024 increased to $946,020, compared to $619,813 for 2023. We attribute the increase to higher interest rates on borrowings under our lines of credit during 2024 compared to 2023.

Income Taxes

Our income tax expense was $11.5 million for 2024, compared to $637,972 for 2023. Our effective tax rate for 2024 and 2023 was 18.4% and 12.6%, respectively.

Net Income and Earnings Per Share

Our net income for 2024 was $50.9 million, or $1.53 per share of Class A common stock on a diluted basis and $1.38 per share of Class B common stock, compared to $4.4 million, or $0.14 per share of Class A common stock on a diluted basis and $0.11 per share of Class B common stock, for 2023. We had 30.0 million and 27.8 million Class A shares outstanding at December 31, 2024 and 2023, respectively. We had 5.6 million Class B shares outstanding for both periods. There are no outstanding securities that dilute our shares of Class B common stock.

Book Value Per Share

Our stockholders’ equity increased by $66.0 million during 2024, primarily due to our net income, stock issuances under our stock compensation plans and other increases exceeding the cash dividends we declared during the year and resulting in an increase in our book value per share to $15.36 at December 31, 2024, compared to $14.39 a year earlier.

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

Index
We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The pooling agreement with Donegal Mutual historically has been cash flow positive because of the profitability of the underwriting pool. Because we settle the pool monthly, our cash flows are substantially similar to the cash flows that would result from the underwriting of direct business. We maintain a high degree of liquidity in our investment portfolio in the form of marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective. This laddering approach provides an additional measure of liquidity to meet our obligations and the obligations of our insurance subsidiaries should an unexpected variation occur in the future. Net cash flows provided by operating activities in 2024, 2023 and 2022 were $67.4 million, $28.6 million and $67.1 million, respectively.

At December 31, 2024, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current Term SOFR rate plus 2.11%. At December 31, 2024, Atlantic States had a $35.0 million outstanding advance with the FHLB of Pittsburgh that carries a fixed interest rate of 3.806% and is due in September 2026. We discuss in Note 9 – Borrowings our estimate of the timing of the amounts payable for the borrowings under our lines of credit based on their contractual maturities.

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

The cash dividends we declared to our stockholders totaled $23.2 million, $22.2 million and $20.9 million in 2024, 2023 and 2022, respectively. There are no regulatory restrictions on our payment of dividends to our stockholders, although there are restrictions under applicable state laws on the payment of dividends from our insurance subsidiaries to us, which is a significant source of cash for payment of stockholder dividends by us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which their payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including the RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2024. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2025 are approximately $40.7 million from Atlantic States, $7.8 million from MICO and $4.7 million from Peninsula, or a total of approximately $53.3 million.

Index
Investments

At December 31, 2024 and 2023, our investment portfolio of primarily investment-grade bonds, common stock, short-term investments and cash totaled $1.4 billion and $1.3 billion, respectively, representing 61.6% and 58.6%, respectively, of our total assets. See “Business - Investments” for more information.

	December 31,
	2024		2023
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Fixed maturities:
Total held to maturity	$705,714	51.0%	$679,497	51.2%
Total available for sale	617,892	44.6	589,348	44.4
Total fixed maturities	1,323,606	95.6	1,268,845	95.6
Equity securities	36,808	2.6	25,903	2.0
Short-term investments	24,558	1.8	32,306	2.4
Total investments	$1,384,972	100.0%	$1,327,054	100.0%

The carrying value of our fixed maturity investments represented 95.6% of our total invested assets at December 31, 2024 and 2023.

Our fixed maturity investments consisted of high-quality marketable bonds, of which 95.6% and 95.2% were rated at investment-grade levels at December 31, 2024 and 2023, respectively.

At December 31, 2024, the net unrealized loss on our available-for-sale fixed maturity investments, net of deferred taxes, amounted to $27.4 million, compared to $31.9 million at December 31, 2023.

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

Index
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

Impact of New Accounting Standards

In September 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance that amended previous guidance on the impairment of financial instruments by adding an impairment model that requires an entity to recognize expected credit losses as an allowance rather than impairments as credit losses are incurred. The intent of this guidance is to reduce complexity and result in a more timely recognition of expected credit losses. In November 2019, the FASB issued guidance that delayed the effective date for “smaller reporting companies,” as defined in Item 10(f)(1) of Regulation S-K, to annual and interim reporting periods beginning after December 15, 2022 from December 15, 2019. We were a smaller reporting company at the time this guidance was issued, and our adoption of this guidance on January 1, 2023 resulted in an after-tax decrease in retained earnings of $1.9 million. The adoption of this guidance did not have a significant impact on our results of operations or cash flows.

In November 2023, the FASB issued guidance that amended previous guidance on the disclosure of reportable segments. The guidance requires disclosure of incremental segment information including the title and position of the individual identified as the chief operating decision maker, a narrative explanation of how the chief operating decision maker uses each reported measure of a segment’s profit or loss in assessing performance and determining how to allocate resources, as well as quantification of significant segment expenses and other items. We refer to Note 19 - Segment Information for further information and disclosure of items required within the amended and enhanced guidance. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

In December 2023, the FASB issued guidance to enhance the transparency and usefulness of income tax disclosures. The guidance requires disclosure of specific categories in the rate reconciliation table and additional information for reconciling items that meet a quantitative threshold of equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. The guidance also requires disaggregated disclosure of the amount of income taxes paid for federal, state and foreign taxes. The guidance is effective for annual periods beginning after December 15, 2024. The adoption of this guidance will not have an impact on our financial position, results of operations or cash flows.

In November 2024, the FASB issued guidance requiring disaggregated disclosure of income statement expenses in the notes to financial statements. The guidance requires disclosure of certain expenses, including employee compensation, depreciation and selling expenses. The guidance will not impact current income statement expense captions that industry-specific guidance requires. The guidance is effective for annual reporting periods beginning after December 15, 2026. The adoption of this guidance will not have an impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Index
Principal cash flows and related weighted-average interest rates by stated maturity dates for the financial instruments we held at December 31, 2024 that are sensitive to interest rates are as follows:

(in thousands)	Principal Cash Flows	Weighted- Average Interest Rate
Fixed-maturity and short-term investments:
2025	$82,064	4.18%
2026	65,538	3.93
2027	73,054	3.92
2028	84,203	4.27
2029	88,485	3.78
Thereafter	998,456	3.52
Total	$1,391,800
Fair value	$1,274,020
Debt:
2026	$35,000	3.81%
Total	$35,000
Fair value	$35,000

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

Index
Donegal Group Inc.
Consolidated Balance Sheets

	December 31,
	2024	2023

Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (fair value $631,568,929 and $611,526,338; net of allowance for expected credit losses of $1,388,240 and $1,325,847)	$705,713,916	$679,497,038
Available for sale, at fair value (amortized cost $652,564,965 and $629,727,513)	617,891,862	589,348,243
Equity securities, at fair value	36,807,810	25,902,956
Short-term investments, at cost, which approximates fair value	24,558,744	32,305,408
Total investments	1,384,972,332	1,327,053,645
Cash	52,925,931	23,792,273
Accrued investment income	10,361,959	9,945,714
Premiums receivable	181,106,519	179,591,821
Reinsurance receivable (net of allowance for expected credit losses of $391,432 and $1,394,074)	420,741,855	441,431,334
Deferred policy acquisition costs	73,346,967	75,043,404
Deferred tax asset, net	18,769,861	19,532,525
Prepaid reinsurance premiums	176,161,872	168,724,465
Property and equipment, net	2,479,183	2,633,405
Accounts receivable - securities	24,924	1,501,079
Federal income taxes recoverable	—	8,102,321
Due from affiliate	8,410,090	1,907,527
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	147,126	451,011
Total assets	$2,336,031,983	$2,266,293,888

Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$1,120,985,050	$1,126,156,838
Unearned premiums	612,476,068	599,411,468
Accrued expenses	2,916,705	3,946,974
Reinsurance balances payable	4,345,426	8,758,976
Borrowings under lines of credit	35,000,000	35,000,000
Cash dividends declared to stockholders	6,031,078	5,569,992
Federal income taxes payable	356,103	—
Other	8,145,422	7,704,286
Total liabilities	1,790,255,852	1,786,548,534
Stockholders’ Equity
Preferred stock, $0.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $0.01 par value, authorized 50,000,000 shares, issued 32,954,347 and 30,764,555 shares and outstanding 29,951,759 and 27,761,967 shares	329,544	307,646
Class B common stock, $0.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	369,679,946	335,694,478
Accumulated other comprehensive loss	(28,200,481)	(32,881,822)
Retained earnings	245,136,987	217,794,917
Treasury stock, at cost	(41,226,357)	(41,226,357)
Total stockholders’ equity	545,776,131	479,745,354
Total liabilities and stockholders’ equity	$2,336,031,983	$2,266,293,888

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

	Years Ended December 31,
	2024	2023	2022
Statements of Income (Loss)
Revenues
Net premiums earned (includes affiliated reinsurance of $239,521,005, $237,903,029 and $232,105,306 - see note 3)	$936,651,480	$882,071,386	$822,489,450
Investment income, net of investment expenses	44,918,162	40,853,215	34,016,112
Installment payment fees	2,740,505	894,137	1,516,330
Lease income	313,831	346,439	383,451
Net investment gains (losses) (includes ($174,302), ($2,242,190) and ($979,972) accumulated other comprehensive income reclassification)	4,981,072	3,172,807	(10,184,797)
Total revenues	989,605,050	927,337,984	848,220,546
Expenses
Net losses and loss expenses (includes affiliated reinsurance of $136,662,558, $150,198,479 and $177,849,040 - see note 3)	604,117,716	609,177,699	564,078,993
Amortization of deferred policy acquisition costs	160,311,000	154,214,000	142,430,000
Other underwriting expenses	155,253,685	151,747,579	137,923,739
Policyholder dividends	4,073,481	5,313,430	5,560,407
Interest	946,020	619,813	620,558
Other, net	2,564,216	1,201,987	1,244,948
Total expenses	927,266,118	922,274,508	851,858,645
Income (loss) before income tax expense (benefit)	62,338,932	5,063,476	(3,638,099)
Income tax expense (benefit) (includes $36,603, $470,860 and $205,794 income tax benefit from reclassification items)	11,476,680	637,972	(1,678,694)
Net income (loss)	$50,862,252	$4,425,504	$(1,959,405)
Basic earnings (loss) per common share:
Class A common stock	$1.53	$0.14	$(0.06)
Class B common stock	$1.38	$0.11	$(0.07)
Diluted earnings (loss) per common share:
Class A common stock	$1.53	$0.14	$(0.06)
Class B common stock	$1.38	$0.11	$(0.07)
Statements of Comprehensive Income (Loss)
Net income (loss)	$50,862,252	$4,425,504	$(1,959,405)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during the period, net of income tax expense (benefit) of $1,207,804, $1,285,390 and ($12,164,443)	4,543,642	4,246,693	(45,761,476)
Reclassification adjustment for losses included in net income (loss), net of income tax benefit of $36,603, $470,860 and $205,794	137,699	1,771,330	774,178
Other comprehensive income (loss)	4,681,341	6,018,023	(44,987,298)
Comprehensive income (loss)	$55,543,593	$10,443,527	$(46,946,703)

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, January 1, 2022	28,756,203	5,649,240	$287,562	$56,492	$304,889,481	$3,283,551	$263,745,358	$(41,226,357)	$531,036,087
Issuance of common stock (stock compensation plans)	161,254		1,613		2,122,277				2,123,890
Stock-based compensation	1,202,806		12,028		18,252,148				18,264,176
Net loss							(1,959,405)		(1,959,405)
Cash dividends							(20,884,438)		(20,884,438)
Grant of stock options					337,741		(337,741)		—
Other comprehensive loss						(44,987,298)			(44,987,298)
Balance, December 31, 2022	30,120,263	5,649,240	$301,203	$56,492	$325,601,647	$(41,703,747)	$240,563,774	$(41,226,357)	$483,593,012
Issuance of common stock (stock compensation plans)	150,426		1,504		2,081,186				2,082,690
Stock-based compensation	493,866		4,939		7,683,782				7,688,721
Net income							4,425,504		4,425,504
Cash dividends							(22,166,694)		(22,166,694)
Grant of stock options					327,863		(327,863)		—
Cumulative effect of adoption of updated guidance for credit losses at January 1, 2023							(1,895,902)		(1,895,902)
Reclassification of held-to-maturity transfer						2,803,902	(2,803,902)		—
Other comprehensive income						6,018,023			6,018,023
Balance, December 31, 2023	30,764,555	5,649,240	$307,646	$56,492	$335,694,478	$(32,881,822)	$217,794,917	$(41,226,357)	$479,745,354
Issuance of common stock (stock compensation plans)	153,366		1,534		2,006,136				2,007,670
Stock-based compensation	2,036,426		20,364		31,621,452				31,641,816
Net income							50,862,252		50,862,252
Cash dividends							(23,162,302)		(23,162,302)
Grant of stock options					357,880		(357,880)		—
Other comprehensive income						4,681,341			4,681,341
Balance, December 31, 2024	32,954,347	5,649,240	$329,544	$56,492	$369,679,946	$(28,200,481)	$245,136,987	$(41,226,357)	$545,776,131

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$50,862,252	$4,425,504	$(1,959,405)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	3,873,161	4,326,446	4,841,559
Net investment (gains) losses	(4,981,072)	(3,172,807)	10,184,797
Changes in Assets and Liabilities:
Losses and loss expenses	(5,171,788)	5,111,080	43,425,457
Unearned premiums	13,064,600	21,758,338	4,694,708
Accrued expenses	(1,030,269)	(279,416)	197,731
Premiums receivable	(1,514,698)	(5,745,527)	(4,983,714)
Deferred policy acquisition costs	1,696,437	(1,873,174)	(5,141,857)
Deferred income taxes	(481,743)	229,397	(2,958,735)
Reinsurance receivable	20,689,479	13,959,053	(1,111,214)
Accrued investment income	(416,245)	(1,084,422)	(646,321)
Amounts due from affiliate	(6,502,563)	(7,080,816)	7,096,006
Reinsurance balances payable	(4,413,550)	5,263,152	(450,281)
Prepaid reinsurance premiums	(7,437,407)	(8,133,066)	16,344,443
Current income taxes	8,458,424	408,576	(3,219,959)
Other, net	745,019	511,426	796,805
Net adjustments	16,577,785	24,198,240	69,069,425
Net cash provided by operating activities	67,440,037	28,623,744	67,110,020
Cash Flows from Investing Activities:
Purchases of fixed maturities:
Held to maturity	(56,707,019)	(25,226,609)	(74,902,605)
Available for sale	(147,736,805)	(150,423,864)	(151,994,462)
Purchases of equity securities	(8,697,500)	(5,128,994)	(15,862,888)
Sales of fixed maturities:
Available for sale	7,184,635	28,154,556	24,381,244
Maturity of fixed maturities:
Held to maturity	30,548,257	32,923,991	53,747,886
Available for sale	116,612,046	58,277,402	75,759,806
Sales of equity securities	3,010,413	19,745,875	34,973,196
Net sales (purchases) of property and equipment	743	(44,701)	28,290
Net sales (purchases) of short-term investments	7,746,664	25,015,703	(44,628,770)
Net cash used in investing activities	(48,038,566)	(16,706,641)	(98,498,303)
Cash Flows from Financing Activities:
Issuance of common stock	32,433,403	8,645,530	19,304,956
Cash dividends paid	(22,701,216)	(21,893,692)	(20,502,716)
Net cash provided by (used in) financing activities	9,732,187	(13,248,162)	(1,197,760)
Net increase (decrease) in cash	29,133,658	(1,331,059)	(32,586,043)
Cash at beginning of year	23,792,273	25,123,332	57,709,375
Cash at end of year	$52,925,931	$23,792,273	$25,123,332

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

At December 31, 2024, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At December 31, 2024, Donegal Mutual held approximately 44% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 70% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

In addition, Donegal Mutual has a 100% quota-share reinsurance agreement with Southern Mutual Insurance Company (“Southern Mutual”). Donegal Mutual places its assumed business from Southern Mutual into the underwriting pool. Donegal Mutual also has a 100% quota-share reinsurance agreement with Mountain States Indemnity Company and Mountain States Commercial Insurance Company (collectively, the “Mountain States insurance subsidiaries”). Donegal Mutual places its assumed business from the Mountain States insurance subsidiaries into the underwriting pool.

The same executive management and underwriting personnel administer products, classes of business underwritten, pricing practices and underwriting standards of Donegal Mutual and our insurance subsidiaries. In addition, as the Donegal Insurance Group, Donegal Mutual and our insurance subsidiaries share a combined business plan to achieve market penetration and underwriting profitability objectives. The products our insurance subsidiaries and Donegal Mutual market are generally complementary, thereby allowing the Donegal Insurance Group to offer a broader range of products to a given market and to expand the Donegal Insurance Group’s ability to service an entire personal lines or commercial lines account. Distinctions within the products of Donegal Mutual and our insurance subsidiaries generally allow the individual companies to manage certain risk segments through variations in coverage, terms and pricing. Therefore, the underwriting profitability of the business the individual companies write directly will vary. However, the underwriting pool homogenizes the risk characteristics of all business that Donegal Mutual and Atlantic States write directly.  The business Atlantic States derives from the underwriting pool represents a significant percentage of our total consolidated revenues. We refer to Note 3 - Transactions with Affiliates for more information regarding the pooling agreement.

Index
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

Index
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in subsequent years due to a number of factors, including supply chain disruption, higher new and used automobile values, increases in the cost of replacement automobile parts and rising labor rates. These continuing trend changes caused significant disruption to historical loss patterns and give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of replacement automobile parts and building materials, availability and cost of skilled labor, the rate of specialized plaintiff attorney involvement in claims, plaintiff attorney utilization of litigation financing and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2024.

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

In 2024, 2023 and 2022, we realized $370,644, $139,135 and $360,452, respectively, in tax benefits upon the exercise of stock options.

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

2 - Impact of New Accounting Standards

In September 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance that amended previous guidance on the impairment of financial instruments by adding an impairment model that requires an entity to recognize expected credit losses as an allowance rather than impairments as credit losses are incurred. The intent of this guidance is to reduce complexity and result in a more timely recognition of expected credit losses. In November 2019, the FASB issued guidance that delayed the effective date for “smaller reporting companies,” as defined in Item 10(f)(1) of Regulation S-K, to annual and interim reporting periods beginning after December 15, 2022 from December 15, 2019. We were a smaller reporting company at the time this guidance was issued, and our adoption of this guidance on January 1, 2023 resulted in an after-tax decrease in retained earnings of $1.9 million. The adoption of this guidance did not have a significant impact on our results of operations or cash flows.

Index
In November 2023, the FASB issued guidance that amended previous guidance on the disclosure of reportable segments. The guidance requires disclosure of incremental segment information including the title and position of the individual identified as the chief operating decision maker, a narrative explanation of how the chief operating decision maker uses each reported measure of a segment’s profit or loss in assessing performance and determining how to allocate resources, as well as quantification of significant segment expenses and other items. We refer to Note 19 - Segment Information for further information and disclosure of items required within the amended and enhanced guidance. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

In December 2023, the FASB issued guidance to enhance the transparency and usefulness of income tax disclosures. The guidance requires disclosure of specific categories in the rate reconciliation table and additional information for reconciling items that meet a quantitative threshold of equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. The guidance also requires disaggregated disclosure of the amount of income taxes paid for federal, state and foreign taxes. The guidance is effective for annual periods beginning after December 15, 2024. The adoption of this guidance will not have an impact on our financial position, results of operations or cash flows.

In November 2024, the FASB issued guidance requiring disaggregated disclosure of income statement expenses in the notes to financial statements. The guidance requires disclosure of certain expenses, including employee compensation, depreciation and selling expenses. The guidance will not impact current income statement expense captions that industry-specific guidance requires. The guidance is effective for annual reporting periods beginning after December 15, 2026. The adoption of this guidance will not have an impact on our financial position, results of operations or cash flows.

3 - Transactions with Affiliates

Our insurance subsidiaries conduct business and have various agreements with Donegal Mutual that we describe in the following subparagraphs:

a. Reinsurance Pooling and Other Reinsurance Arrangements

Atlantic States, our largest insurance subsidiary, and Donegal Mutual have a pooling agreement under which both companies contribute substantially all of their direct written business to the pool and receive an allocated percentage of the pooled underwriting results, excluding certain reinsurance Donegal Mutual assumes from our insurance subsidiaries. In addition, Donegal Mutual has 100% quota-share reinsurance agreements with Southern Mutual and the Mountain States insurance subsidiaries, and Donegal Mutual places the business of Southern Mutual and the Mountain States insurance subsidiaries into the underwriting pool. Atlantic States has an 80% share of the results of the pool, and Donegal Mutual has a 20% share of the results of the pool. The intent of the pooling agreement is to produce more uniform and stable underwriting results from year to year for each pool participant than they would experience individually and to spread the risk of loss between the participants based on each participant’s relative amount of surplus and relative access to capital. Each participant in the pool has at its disposal the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own capital and surplus.

The following amounts represent reinsurance Atlantic States ceded to the pool during 2024, 2023 and 2022:

	2024	2023	2022
Premiums earned	$358,062,827	$332,272,662	$314,321,443
Losses and loss expenses	201,030,943	238,055,099	202,228,589
Prepaid reinsurance premiums	169,621,545	161,991,511	154,472,615
Liability for losses and loss expenses	297,955,741	299,947,390	277,641,902

Index
The following amounts represent reinsurance Atlantic States assumed from the pool during 2024, 2023 and 2022:

	2024	2023	2022
Premiums earned	$611,864,614	$583,559,746	$578,216,706
Losses and loss expenses	354,052,955	409,051,306	395,794,813
Unearned premiums	297,493,977	286,147,727	280,031,908
Liability for losses and loss expenses	517,975,350	507,527,839	496,849,769

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

The following amounts represent reinsurance ceded to Donegal Mutual pursuant to these quota-share reinsurance agreements during 2024, 2023 and 2022:

	2024	2023	2022
Premiums earned	$19,517	$168,243	$17,989,939
Losses and loss expenses	(3,095,130)	2,902,422	5,194,974
Liability for losses and loss expenses	10,450,447	17,852,153	22,642,908

In 2024 and 2023, each of our insurance subsidiaries had a catastrophe reinsurance agreement with Donegal Mutual that provided coverage under any one catastrophic occurrence above a set retention of $3,000,000, with a combined retention of $6,000,000 for a catastrophe involving a combination of our insurance subsidiaries, up to the amount Donegal Mutual and our insurance subsidiaries retained under catastrophe reinsurance agreements with unaffiliated reinsurers. In 2022, each of our insurance subsidiaries had a catastrophe reinsurance agreement with Donegal Mutual that provided coverage under any one catastrophic occurrence above a set retention of $2,000,000, with a combined retention of $5,000,000 for a catastrophe involving a combination of our insurance subsidiaries, up to the amount Donegal Mutual and our insurance subsidiaries retained under catastrophe reinsurance agreements with unaffiliated reinsurers.

The following amounts represent reinsurance that our insurance subsidiaries ceded to Donegal Mutual pursuant to these reinsurance agreements during 2024, 2023 and 2022:

	2024	2023	2022
Premiums earned	$14,261,265	$13,215,814	$13,800,018
Losses and loss expenses	19,454,584	17,895,306	10,517,709
Liability for losses and loss expenses	6,876,255	2,497,244	1,271,006

The following amounts represent the effect of affiliated reinsurance transactions on net premiums our insurance subsidiaries earned during 2024, 2023 and 2022:

	2024	2023	2022
Assumed	$611,864,614	$583,559,746	$578,216,706
Ceded	(372,343,609)	(345,656,717)	(346,111,400)
Net	$239,521,005	$237,903,029	$232,105,306

Index
The following amounts represent the effect of affiliated reinsurance transactions on net losses and loss expenses our insurance subsidiaries incurred during 2024, 2023 and 2022:

	2024	2023	2022
Assumed	$354,052,955	$409,051,306	$395,790,312
Ceded	(217,390,397)	(258,852,827)	(217,941,272)
Net	$136,662,558	$150,198,479	$177,849,040

b. Expense Sharing

Donegal Mutual provides facilities, management and other services to us and our insurance subsidiaries. In addition, Donegal Mutual purchases and maintains the information technology systems that support the business of Donegal Mutual and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Atlantic States and Donegal Mutual in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for allocated costs of services Donegal Mutual provides on their behalf based on their proportion of the total direct premiums written of the Donegal Insurance Group and other metrics. Donegal Mutual allocates costs related to its development and maintenance of information technology systems over the estimated useful life of those systems (generally five years) and charges a proportionate share of those costs to our insurance subsidiaries based on their percentage of the total net premiums written of the Donegal Insurance Group. Allocated expenses from Donegal Mutual for services it provided to our insurance subsidiaries totaled $224,565,390, $218,974,132 and $199,177,393 for 2024, 2023 and 2022, respectively.

Donegal Mutual is currently in the midst of a multi-year effort to modernize certain of its key technology infrastructure and application systems. Donegal Mutual placed several releases of new systems into service beginning in 2020. Donegal Mutual allocated $12.3 million, $10.5 million and $7.6 million of related costs to our insurance subsidiaries in 2024, 2023 and 2022, respectively. Donegal Mutual will allocate to our insurance subsidiaries their proportionate share of the remaining $29.4 million of related costs over the next five years. Donegal Mutual incurred an additional $14.4 million of deferred costs related to releases under development that were not yet ready for their intended use at December 31, 2024.

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

c. Lease Agreement

We lease office equipment with terms ranging from 3 to 10 years to Donegal Mutual under a lease agreement effective January 1, 2020.

Index
4 - Investments

The amortized cost and estimated fair values of our fixed maturities at December 31, 2024 and 2023 are as follows:

	2024
	Carrying Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$86,579,024	$51,632	$86,630,656	$—	$8,484,505	$78,146,151
Obligations of states and political subdivisions	371,895,483	259,896	372,155,379	649,770	54,062,089	318,743,060
Corporate securities	236,550,262	1,070,337	237,620,599	272,817	13,607,632	224,285,784
Mortgage-backed securities	10,689,147	6,375	10,695,522	—	301,588	10,393,934
Totals	$705,713,916	$1,388,240	$707,102,156	$922,587	$76,455,814	$631,568,929

	2024
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$87,514,016	$50,451	$3,771,832	$83,792,635
Obligations of states and political subdivisions	41,693,772	9,435	4,298,787	37,404,420
Corporate securities	211,059,119	141,685	8,269,108	202,931,696
Mortgage-backed securities	312,298,058	216,549	18,751,496	293,763,111
Totals	$652,564,965	$418,120	$35,091,223	$617,891,862

	2023
	Carrying Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$91,517,359	$54,668	$91,572,027	$—	$8,885,420	$82,686,607
Obligations of states and political subdivisions	376,897,952	265,977	377,163,929	1,448,585	46,844,714	331,767,800
Corporate securities	201,847,288	999,685	202,846,973	207,628	14,804,569	188,250,032
Mortgage-backed securities	9,234,439	5,517	9,239,956	—	418,057	8,821,899
Totals	$679,497,038	$1,325,847	$680,822,885	$1,656,213	$70,952,760	$611,526,338

	2023
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$89,367,383	$199,299	$4,146,999	$85,419,683
Obligations of states and political subdivisions	41,957,742	11,665	3,853,623	38,115,784
Corporate securities	211,882,285	100,014	15,189,332	196,792,967
Mortgage-backed securities	286,520,103	594,023	18,094,317	269,019,809
Totals	$629,727,513	$905,001	$41,284,271	$589,348,243

Index
At December 31, 2024, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $233.1 million and an amortized cost of $272.5 million. Our holdings also included special revenue bonds with an aggregate fair value of $123.0 million and an amortized cost of $141.3 million. With respect to both categories of bonds, we held no securities of any issuer that comprised more than 10% of that category at December 31, 2024. Education bonds and water and sewer utility bonds represented 44% and 37%, respectively, of our total investments in special revenue bonds based on their carrying values at December 31, 2024. Many of the issuers of the special revenue bonds we held at December 31, 2024 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

We have segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity.  We are amortizing this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $219,583, $284,095 and $510,819 in other comprehensive income in 2024, 2023 and 2022, respectively. At December 31, 2024 and 2023, net unrealized losses of $1.0 million and $1.3 million, respectively, remained within accumulated other comprehensive loss.

We set forth below the amortized cost and estimated fair value of fixed maturities at December 31, 2024 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$26,242,529	$26,079,023
Due after one year through five years	188,104,030	176,623,906
Due after five years through ten years	234,909,164	215,122,262
Due after ten years	247,150,911	203,349,804
Mortgage-backed securities	10,695,522	10,393,934
Total held to maturity	$707,102,156	$631,568,929

Available for sale
Due in one year or less	$30,880,061	$30,671,938
Due after one year through five years	205,273,058	197,656,304
Due after five years through ten years	90,287,938	84,003,172
Due after ten years	13,825,850	11,797,337
Mortgage-backed securities	312,298,058	293,763,111
Total available for sale	$652,564,965	$617,891,862

The cost and estimated fair values of our equity securities at December 31, 2024 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value

Equity securities	$24,725,576	$12,087,227	$4,993	$36,807,810

Index
The cost and estimated fair values of our equity securities at December 31, 2023 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value

Equity securities	$18,843,929	$7,059,027	$—	$25,902,956

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2024 and 2023 amounted to $10,323,629 and $10,499,430, respectively.

We derived net investment income, consisting primarily of interest and dividends, from the following sources:

	2024	2023	2022
Fixed maturities	$44,450,895	$40,445,697	$34,945,437
Equity securities	710,333	765,881	897,429
Short-term investments	3,621,766	2,471,998	817,428
Other	29,250	29,250	29,250
Investment income	48,812,244	43,712,826	36,689,544
Investment expenses	(3,894,082)	(2,859,611)	(2,673,432)
Net investment income	$44,918,162	$40,853,215	$34,016,112

We present below gross gains and losses from investments and the change in the difference between fair value and cost of investments:

	2024	2023	2022
Gross realized gains:
Fixed maturities	$113,699	$1,059,244	$1,149,761
Equity securities	289,840	2,662,661	1,765,923
Real estate	—	—	477,287
	403,539	3,721,905	3,392,971
Gross realized losses:
Fixed maturities	288,008	3,300,351	2,129,736
Equity securities	95,290	732,940	4,113,526
	383,298	4,033,291	6,243,262
Net realized gains (losses)	20,241	(311,386)	(2,850,291)
Gross unrealized gains on equity securities	5,028,206	3,651,125	258,532
Gross unrealized losses on equity securities	(4,982)	(109,125)	(7,593,038)
Increase in allowance for credit losses	(62,393)	(57,807)	—
Net investment gains (losses)	$4,981,072	$3,172,807	$(10,184,797)

Change in difference between fair value and cost of investments:
Fixed maturities	$(530,513)	$28,839,658	$(177,147,840)
Equity securities	5,023,207	2,724,820	15,823,189
Totals	$4,492,694	$31,564,478	$(161,324,651)

Index
We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2024 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,528,341	$349,573	$112,322,114	$11,906,764
Obligations of states and political subdivisions	37,674,513	824,487	292,851,970	57,536,389
Corporate securities	83,342,468	1,505,512	311,435,364	20,371,228
Mortgage-backed securities	112,950,244	1,261,878	153,960,179	17,791,206
Totals	$271,495,566	$3,941,450	$870,569,627	$107,605,587

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2023 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$32,223,934	$217,164	$116,537,998	$12,815,255
Obligations of states and political subdivisions	13,097,410	67,913	307,429,319	50,630,424
Corporate securities	13,065,558	324,293	353,862,937	29,669,608
Mortgage-backed securities	46,964,057	220,436	178,112,881	18,291,938
Totals	$105,350,959	$829,806	$955,943,135	$111,407,225

We held 902 debt securities that were in an unrealized loss position at December 31, 2024. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We did not recognize any impairment losses on specific securities in 2024, 2023 or 2022. We had no sales or transfers from our held to maturity portfolio in 2024, 2023 or 2022. We had no derivative instruments or hedging activities during 2024, 2023 or 2022.
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

Index
 At December 31, 2024, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at December 31, 2024, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

We evaluate our assets and liabilities on a regular basis to determine the appropriate level at which to classify them for each reporting period. Based on our review of the methodology and summary of inputs the pricing services use, we have concluded that our Level 1 and Level 2 investments were classified properly at December 31, 2024 and 2023.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2024:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$83,792,635	$—	$83,792,635	$—
Obligations of states and political subdivisions	37,404,420	—	37,404,420	—
Corporate securities	202,931,696	—	202,931,696	—
Mortgage-backed securities	293,763,111	—	293,763,111	—
Equity securities	36,807,810	34,707,981	2,099,829	—
Total investments in the fair value hierarchy	$654,699,672	$34,707,981	$619,991,691	$—

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2023:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$85,419,683	$—	$85,419,683	$—
Obligations of states and political subdivisions	38,115,784	—	38,115,784	—
Corporate securities	196,792,967	—	196,792,967	—
Mortgage-backed securities	269,019,809	—	269,019,809	—
Equity securities	25,902,956	23,910,968	1,991,988	—
Total investments in the fair value hierarchy	$615,251,199	$23,910,968	$591,340,231	$—

Index
6 - Deferred Policy Acquisition Costs

Changes in our insurance subsidiaries’ deferred policy acquisition costs are as follows:

	2024	2023	2022
Balance, January 1	$75,043,404	$73,170,230	$68,028,373
Acquisition costs deferred	158,614,563	156,087,174	147,571,857
Amortization charged to earnings	(160,311,000)	(154,214,000)	(142,430,000)
Balance, December 31	$73,346,967	$75,043,404	$73,170,230

7 - Property and Equipment

Property and equipment at December 31, 2024 and 2023 consisted of the following:

	2024	2023	Estimated Useful Life
Office equipment	$8,288,988	$8,289,730	3-15 years
Automobiles	42,794	42,794	5 years
Real estate	2,575,207	2,575,207	5-50 years
Software	1,386,936	1,386,936	5 years
	12,293,925	12,294,667
Accumulated depreciation	(9,814,742)	(9,661,262)
	$2,479,183	$2,633,405

Depreciation expense for 2024, 2023 and 2022 amounted to $153,480, $166,400 and $173,535, respectively.

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

Index
We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	2024	2023	2022
Balance at January 1	$1,126,156,838	$1,121,045,758	$1,077,620,301
Less reinsurance recoverable	(437,013,974)	(451,184,222)	(451,261,306)
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1	—	1,131,836	—
Net balance at January 1	689,142,864	670,993,372	626,358,995
Incurred related to:
Current year	619,089,646	625,831,043	608,900,206
Prior years	(14,971,930)	(16,653,344)	(44,821,213)
Total incurred	604,117,716	609,177,699	564,078,993
Paid related to:
Current year	319,195,507	330,290,039	302,272,322
Prior years	269,701,400	260,738,168	218,304,130
Total paid	588,896,907	591,028,207	520,576,452
Net balance at December 31	704,363,673	689,142,864	669,861,536
Plus reinsurance recoverable	416,621,377	437,013,974	451,184,222
Balance at December 31	$1,120,985,050	$1,126,156,838	$1,121,045,758

Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $15.0 million, $16.7 million and $44.8 million in 2024, 2023 and 2022, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2024 development represented 2.2% of the December 31, 2023 net carried reserves and resulted primarily from lower-than-expected loss emergence in the commercial multi-peril, personal automobile and homeowner lines of business, offset partially by higher-than-expected loss emergence in the workers’ compensation and commercial automobile lines of business, for accident years prior to 2024. The majority of the 2024 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2023 development represented 2.5% of the December 31, 2022 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile and commercial automobile lines of business for accident years prior to 2023. The majority of the 2023 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2022 development represented 7.2% of the December 31, 2021 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile and commercial automobile lines of business for accident years prior to 2022. The majority of the 2022 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, our insurance subsidiaries’ IBNR reserves include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during 2024.

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

The following tables present information about incurred and paid claims development as of December 31, 2024, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves plus expected development on reported claims that our insurance subsidiaries included within their net incurred claims amounts. The tables include unaudited information about incurred and paid claims development for the years ended December 31, 2015 through 2023, which we present as supplementary information.

Index
Personal Automobile											At December 31, 2024
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2015	137,569	139,333	139,181	142,493	142,408	142,073	142,010	141,965	141,894	$141,973	$49	70
2016		150,216	153,937	157,516	157,943	156,935	156,436	156,227	155,834	155,822	114	73
2017			166,690	176,728	175,939	174,784	173,730	173,032	172,712	172,376	220	79
2018				186,580	183,358	181,558	180,787	179,732	178,990	178,799	345	81
2019					161,056	157,689	156,300	154,805	153,883	153,253	652	68
2020						111,483	103,585	100,339	99,253	98,506	772	43
2021							119,364	118,752	114,707	114,874	1,352	47
2022								126,203	134,834	136,073	3,173	50
2023									152,740	155,260	6,193	52
2024										153,403	29,466	45
									Total	$1,460,339

Personal Automobile
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
(in thousands)
2015	93,611	116,303	128,395	135,027	139,121	140,028	140,892	141,172	141,298	$141,392
2016		102,433	129,507	143,321	151,159	153,521	154,769	155,521	155,505	155,602
2017			111,964	142,372	159,879	166,099	169,190	170,895	171,513	171,863
2018				115,585	150,175	163,036	169,651	173,922	176,233	177,367
2019					103,101	127,187	141,004	146,667	150,017	150,842
2020						66,084	81,783	89,736	94,094	96,277
2021							76,477	93,998	103,427	109,052
2022								83,616	109,845	125,624
2023									99,574	127,752
2024										101,227
									Total	1,356,998
			All outstanding liabilities before 2015, net of reinsurance							907
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$104,248

Index
Homeowners											At December 31, 2024
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2015	63,359	63,925	63,053	63,071	63,099	62,993	63,043	63,036	63,042	$63,041	$—	14
2016		62,443	64,064	63,735	63,355	63,279	63,409	63,472	63,478	63,462	—	12
2017			79,283	79,911	79,305	79,247	79,065	78,815	78,819	78,687	—	17
2018				81,965	83,385	82,905	82,566	82,058	81,977	81,930	36	19
2019					73,294	73,554	73,234	72,168	72,176	71,785	90	16
2020						61,633	62,718	61,595	61,495	61,285	94	14
2021							67,677	66,996	65,451	64,425	269	11
2022								82,433	82,045	81,838	1,066	10
2023									86,693	87,047	1,657	11
2024										85,975	8,875	10
									Total	$739,475

Homeowners
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
(in thousands)
2015	51,885	61,542	62,204	62,590	62,844	62,943	62,936	62,938	63,042	$63,041
2016		50,125	61,145	62,760	63,144	63,162	63,217	63,266	63,296	63,302
2017			67,077	77,663	78,006	78,127	78,454	78,528	78,556	78,662
2018				70,385	79,892	80,905	81,464	81,568	81,826	81,833
2019					58,074	69,145	70,416	70,884	71,209	71,446
2020						51,226	60,348	60,809	61,189	61,181
2021							52,161	63,920	64,124	64,258
2022								63,107	79,187	80,132
2023									67,636	84,194
2024										67,702
									Total	715,751
			All outstanding liabilities before 2015, net of reinsurance							98
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$23,822

Index
Commercial Automobile											At December 31, 2024
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2015	46,526	48,323	51,412	54,259	54,517	54,619	53,793	53,477	53,431	$53,339	$6	12
2016		54,302	57,353	65,905	67,127	66,894	66,085	65,922	65,602	65,537	23	13
2017			61,484	67,927	67,697	67,249	65,310	64,631	65,022	64,821	43	14
2018				79,307	81,396	82,313	83,043	82,226	82,368	82,234	102	16
2019					88,864	91,245	90,290	86,140	84,566	83,709	129	16
2020						90,367	87,766	85,016	83,590	83,590	998	14
2021							109,824	99,231	96,947	97,903	2,546	15
2022								115,287	108,690	109,314	7,758	15
2023									112,135	110,821	16,917	14
2024										115,327	38,125	11
									Total	$866,595

Commercial Automobile
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
(in thousands)
2015	23,875	35,342	41,678	48,261	51,605	51,992	52,728	53,052	53,047	$53,333
2016		27,033	38,237	48,837	57,237	60,485	64,421	65,076	65,273	65,315
2017			28,707	40,213	49,703	57,128	59,889	62,187	64,074	64,219
2018				33,862	47,941	57,451	69,487	74,421	79,308	80,375
2019					36,948	53,026	63,575	72,139	80,617	81,647
2020						31,884	46,459	60,665	70,669	78,974
2021							39,851	56,101	69,908	80,595
2022								46,242	67,367	81,554
2023									45,387	65,131
2024										43,206
									Total	694,349
			All outstanding liabilities before 2015, net of reinsurance							62
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$172,308

Index
Commercial Multi-Peril											At December 31, 2024
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2015	42,070	43,874	44,728	45,104	45,873	45,366	45,420	45,595	46,181	$45,941	$—	6
2016		43,005	46,988	48,267	48,871	48,732	48,823	48,802	48,374	48,213	18	6
2017			56,185	56,043	56,517	54,812	55,076	54,244	55,002	54,475	39	7
2018				66,265	66,470	67,749	67,810	65,911	65,900	65,727	178	7
2019					71,865	73,836	76,326	75,821	76,015	74,995	559	7
2020						83,195	79,910	76,490	74,796	72,624	1,722	8
2021							116,827	117,574	119,321	116,202	8,459	7
2022								142,395	141,935	139,486	16,187	7
2023									129,069	125,596	23,997	6
2024										119,376	43,797	5
									Total	$862,635

Commercial Multi-Peril
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
(in thousands)
2015	21,837	29,419	34,323	39,162	42,849	44,090	44,439	44,764	45,572	$45,678
2016		19,660	29,402	34,612	41,193	43,435	44,944	47,432	48,048	48,169
2017			27,399	36,926	42,691	46,361	49,488	51,494	52,422	53,886
2018				30,597	42,296	48,050	54,913	59,118	62,253	63,040
2019					28,210	41,266	47,522	55,951	63,156	69,762
2020						34,729	46,193	52,646	58,754	66,669
2021							46,768	69,735	82,580	94,484
2022								57,641	86,664	100,931
2023									56,238	82,006
2024										45,663
									Total	670,288
			All outstanding liabilities before 2015, net of reinsurance							814
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$193,161

Index
Workers’ Compensation											At December 31, 2024
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2015	53,332	49,615	45,991	44,986	43,006	42,597	42,225	42,043	41,875	$41,705	$92	6
2016		58,814	49,802	47,883	44,969	44,098	43,559	43,484	43,447	43,610	189	6
2017			60,450	56,351	52,687	51,464	49,557	48,802	48,668	48,504	622	6
2018				62,197	55,291	52,514	47,912	47,007	46,742	46,552	694	6
2019					60,998	59,624	57,728	56,480	55,893	56,121	631	7
2020						57,172	57,850	57,384	56,714	56,605	1,050	6
2021							67,035	65,530	64,225	64,445	2,346	7
2022								67,046	67,331	69,467	3,418	7
2023									62,401	65,137	7,311	6
2024										60,522	21,305	5
									Total	$552,668

Workers’ Compensation
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	Unaudited
(in thousands)
2015	13,071	27,531	34,192	36,929	37,936	38,596	39,096	39,478	39,762	$39,898
2016		14,709	30,344	37,178	40,570	41,208	41,543	41,809	42,195	42,486
2017			15,581	31,990	39,684	42,954	44,242	45,174	45,935	46,339
2018				17,644	31,928	37,072	41,611	43,279	44,359	44,624
2019					16,939	33,009	41,740	47,121	50,079	51,944
2020						14,591	32,817	44,089	48,259	50,928
2021							20,931	42,633	51,781	56,162
2022								18,643	41,225	51,916
2023									17,546	39,922
2024										15,800
									Total	440,019
			All outstanding liabilities before 2015, net of reinsurance							6,493
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$119,142

Index
The following table presents a reconciliation of the net incurred and paid claims development tables to the liability for claims and claims adjustment expenses in our consolidated balance sheet:

At December 31,
(in thousands)	2024
Net outstanding liabilities:
Personal automobile	$104,248
Homeowners	23,822
Commercial automobile	172,308
Commercial multi-peril	193,161
Workers’ compensation	119,142
Other	36,626
649,307

Reinsurance recoverable:
Personal automobile	$89,839
Homeowners	15,647
Commercial automobile	98,041
Commercial multi-peril	100,308
Workers’ compensation	82,666
Other	12,058
398,559
Unallocated loss adjustment expenses	$73,119
Gross liability for unpaid losses and loss expenses	$1,120,985

The following table presents supplementary information about average historical claims duration as of December 31, 2024:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Personal automobile	65.4%	17.2%	9.0%	4.3%	2.2%	0.9%	0.5%	0.1%	0.1%	0.1%
Homeowners	81.1	16.1	1.2	0.5	0.2	0.2	—	0.1	0.1	—
Commercial automobile	41.5	18.2	13.9	12.1	6.9	3.5	1.6	0.4	—	0.5
Commercial multi-peril	43.5	18.5	9.9	10.2	7.6	4.6	2.2	1.6	1.0	0.2
Workers’ compensation	30.3	32.9	15.5	7.8	3.4	2.0	1.0	0.9	0.7	0.3

9 - Borrowings

Lines of Credit

In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At December 31, 2024, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current Term SOFR rate plus 2.11%.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a fixed-rate cash advance of $35.0 million that was outstanding at December 31, 2024. The cash advance carries a fixed interest rate of 3.806% and is due in September 2026.

Index
The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at December 31, 2024.

FHLB stock purchased and owned as part of the agreement	$1,605,000
Collateral pledged, at par (carrying value $40,655,374)	44,054,754
Borrowing capacity currently available	3,322,670

10 - Reinsurance

Unaffiliated Reinsurers

Our insurance subsidiaries and Donegal Mutual participate in a consolidated third-party reinsurance program, for which the coverage and parameters are common to all of our insurance subsidiaries and Donegal Mutual. The program utilizes several different reinsurers, all of which have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance Donegal Mutual and our insurance subsidiaries had in place for 2024:

•
excess of loss reinsurance, under which Donegal Mutual and our insurance subsidiaries recovered losses over a set retention of $3.0 million for all liability and workers’ compensation losses and a set retention of $4.0 million for property losses; and

•
catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recovered 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention of $25.0 million up to aggregate losses of $175.0 million per occurrence.

For property insurance, our insurance subsidiaries had excess of loss reinsurance that provided for coverage of $36.0 million per loss over a set retention of $4.0 million. For liability insurance, our insurance subsidiaries had excess of loss reinsurance that provided for coverage of $72.0 million per occurrence over a set retention of $3.0 million. For workers’ compensation insurance, our insurance subsidiaries had excess of loss reinsurance that provided for coverage of $17.0 million on any one life over a set retention of $3.0 million.

As many as 29 reinsurers provided coverage for 2024 on any one treaty with no reinsurer taking more than 20% of any one treaty. The amount of coverage provided under each of these types of reinsurance depended upon the amount, nature, size and location of the risks being reinsured.

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

Index
The following amounts represent ceded reinsurance transactions with unaffiliated reinsurers during 2024, 2023 and 2022:

	2024	2023	2022
Premiums written	$38,495,838	$43,030,879	$37,002,702
Premiums earned	38,688,465	42,416,710	36,947,675
Losses and loss expenses	(2,537,221)	16,318,760	31,096,016
Prepaid reinsurance premiums	6,540,327	6,732,955	6,118,784
Liability for losses and loss expenses	101,730,415	116,717,187	149,628,406

Total Reinsurance

The following amounts represent total ceded reinsurance transactions with both affiliated and unaffiliated reinsurers during 2024, 2023 and 2022:

	2024	2023	2022
Premiums earned	$411,032,074	$388,073,427	$383,059,075
Losses and loss expenses	214,853,176	275,171,587	249,037,288
Prepaid reinsurance premiums	176,161,872	168,724,466	160,591,399
Liability for losses and loss expenses	417,012,858	437,013,974	451,184,222

The following amounts represent the effect of reinsurance on premiums written for 2024, 2023 and 2022:

	2024	2023	2022
Direct	$737,539,403	$702,227,408	$641,971,207
Assumed	623,210,848	589,675,724	568,272,026
Ceded	(418,469,480)	(396,206,492)	(366,714,634)
Net premiums written	$942,280,771	$895,696,640	$843,528,599

The following amounts represent the effect of reinsurance on premiums earned for 2024, 2023 and 2022:

	2024	2023	2022
Direct	$735,818,955	$686,584,907	$627,331,528
Assumed	611,864,599	583,559,906	578,216,997
Ceded	(411,032,074)	(388,073,427)	(383,059,075)
Net premiums earned	$936,651,480	$882,071,386	$822,489,450
Percentage of assumed premiums earned to net premiums earned	65.3%	66.2%	70.3%

11 - Income Taxes

Our provision for income tax expense (benefit) for 2024, 2023 and 2022 consisted of the following:

	2024	2023	2022
Current federal income tax	$11,958,424	$408,575	$1,280,041
Deferred federal income tax	(481,744)	229,397	(2,958,735)
Income tax expense (benefit)	$11,476,680	$637,972	$(1,678,694)

Index
Our effective tax rate is different from the amount computed at the statutory federal rate of 21%. The reasons for such difference and the related tax effects are as follows:

	2024	2023	2022
Income (loss) before income tax expense (benefit)	$62,338,932	$5,063,476	$(3,638,099)
Tax at federal statutory rate	13,091,176	1,063,330	(764,001)
Tax-exempt interest	(1,260,114)	(1,328,312)	(1,446,102)
Proration	329,468	351,415	384,944
Dividends received deduction	(57,759)	(77,348)	(93,675)
Stock options	101,600	595,602	216,893
Additional tax paid for prior year	(5,157)	159,261	(6,071)
Fixed-maturity dispositions	(585,845)	—	—
Other, net	(136,689)	(125,976)	29,318
Income tax expense (benefit)	$11,476,680	$637,972	$(1,678,694)

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Unearned premium	$18,377,475	$18,130,477
Loss reserves	10,579,697	10,067,846
Net unrealized losses	7,498,822	8,743,238
Net state operating loss carryforward - DGI Parent	7,581,066	8,072,420
Other	1,035,322	1,492,635
Total gross deferred tax assets	45,072,382	46,506,616
Less valuation allowance	(7,581,066)	(8,072,420)
Net deferred tax assets	37,491,316	38,434,196
Deferred tax liabilities:
Deferred policy acquisition costs	15,402,863	15,759,115
Loss reserve transition adjustment	271,738	564,002
Other	3,046,854	2,578,554
Total gross deferred tax liabilities	18,721,455	18,901,671
Net deferred tax asset	$18,769,861	$19,532,525

We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of a deferred tax asset. At December 31, 2024 and 2023, we established a valuation allowance of $7.6 million and $8.1 million, respectively, for our net state operating loss carryforward. We determined that we were not required to establish a valuation allowance for the other net deferred tax assets of $37.5 million and $38.4 million at December 31, 2024 and 2023, respectively, since it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and our implementation of tax-planning strategies.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during 2024, 2023 or 2022. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through December 31, 2024.

 At December 31, 2024 and 2023, our treasury stock consisted of 3,002,588 and 72,465 shares of Class A common stock and Class B common stock, respectively.

13 - Stock Compensation Plans

Equity Incentive Plans

Since 1996, we have maintained an Equity Incentive Plan for Employees. During 2024, we adopted a plan that made a total of 4,500,000 shares of Class A common stock available for issuance to employees of our subsidiaries and affiliates. The plan provides for the granting of awards by our board of directors in the form of stock options, stock appreciation rights, restricted stock or any combination of the above. The plan provides that stock options may become exercisable up to ten years from their date of grant, with an option price not less than fair market value on the date preceding the date of grant. We have not granted any stock appreciation rights.

Since 1996, we have maintained an Equity Incentive Plan for Directors. During 2024, we adopted a new plan that made 500,000 shares of Class A common stock available for issuance to our directors and the directors of our subsidiaries and affiliates. We may make awards in the form of stock options. The plan also provides for the issuance of 500 shares of restricted stock on the first business day of January in each year to each of our directors and each director of Donegal Mutual who does not serve as one of our directors. We issued 8,500 shares of restricted stock on January 2, 2024 under our prior director plan. We issued 8,500 shares of restricted stock on January 3, 2023 under our prior director plan. We issued 8,500 shares of restricted stock on January 4, 2022 under our prior director plan.

No further shares are available for future option grants for plans in effect prior to 2024.

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

The weighted-average grant date fair value of options we granted during 2024 was $1.41. We calculated this fair value based upon a risk-free interest rate of 4.35%, an expected life of three years, an expected volatility of 16% and an expected dividend yield of 4.4%.

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

We charged compensation expense for our stock compensation plans against income before income taxes of $980,911, $876,569 and $818,853 for the years ended December 31, 2024, 2023 and 2022, respectively, with a corresponding income tax benefit of $205,991, $184,079 and $171,959. At December 31, 2024 and 2023, our total unrecognized compensation cost related to non-vested share-based compensation granted under our stock compensation plans was $1.8 million and $1.9 million, respectively. We expect to recognize this cost over a weighted average period of 1.9 years.

During 2024, we received cash from option exercises under all stock compensation plans of $30.7 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $370,644 for 2024. During 2023, we received cash from option exercises under all stock compensation plans of $6.8 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $139,135 for 2023. During 2022, we received cash from option exercises under all stock compensation plans of $17.4 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $360,452 for 2022.

Information regarding activity in our stock option plans follows:

	Number of Options	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2021	8,109,726	15.22
Granted - 2022	956,600	14.08
Exercised - 2022	(1,202,806)	14.50
Forfeited - 2022	(545,618)	15.35
Expired - 2022	(935,723)	16.81
Outstanding at December 31, 2022	6,382,179	14.94
Granted - 2023	959,200	13.87
Exercised - 2023	(493,866)	13.79
Forfeited - 2023	(379,288)	15.29
Expired - 2023	(1,415,897)	15.81
Outstanding at December 31, 2023	5,052,328	14.58
Granted - 2024	910,100	15.76
Exercised - 2024	(2,035,226)	15.06
Forfeited - 2024	(211,400)	14.19
Expired - 2024	(229,309)	15.63
Outstanding at December 31, 2024	3,486,493	$14.57
Exercisable at:
December 31, 2022	4,627,630	$15.21
December 31, 2023	3,234,327	$14.90
December 31, 2024	1,792,942	$14.24

Shares available for future option grants at December 31, 2024 totaled 4,089,900 shares under all plans.

Index
The following table summarizes information about stock options outstanding at December 31, 2024:

Grant Date	Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life	Number of Options Exercisable
December 17, 2020	14.43	469,550	1.0 years	469,550
January 4, 2021	14.07	10,000	1.0 years	10,000
December 16, 2021	14.39	557,793	2.0 years	557,793
December 15, 2022	14.09	727,750	3.0 years	485,166
December 21, 2023	13.87	811,300	4.0 years	270,433
December 19, 2024	15.76	910,100	5.0 years	—
	Total	3,486,493		1,792,942

Employee Stock Purchase Plan

Since 1996, we have maintained an Employee Stock Purchase Plan. During 2021, we adopted a plan that made 500,000 shares of our Class A common stock available for issuance and extends over a 10-year period. The plan provides for shares to be offered to all eligible employees at a purchase price equal to the lesser of 85% of the fair market value of our Class A common stock on the last day before the first day of each enrollment period (June 1 and December 1 of each year) under the plan or 85% of the fair market value of our Class A common stock on the last day of each subscription period (June 30 and December 31 of each year).

A summary of plan activity follows:

	Shares Issued
	Price	Shares
January 1, 2022	$12.15	24,907
July 1, 2022	11.56	23,454
January 1, 2023	12.07	26,545
July 1, 2023	12.27	28,912
January 1, 2024	11.89	29,787
July 1, 2024	10.95	33,899

On January 1, 2025, we issued 28,500 shares at a price of $11.25 per share under this plan.

Agency Stock Purchase Plan

Since 1996, we have maintained an Agency Stock Purchase Plan. During 2021, we adopted a plan that made 500,000 shares of our Class A common stock available for issuance to agents of our insurance subsidiaries and Donegal Mutual. During 2024, we adopted a new plan that made 500,000 shares of our Class A common stock available for issuance to agents of our insurance subsidiaries and Donegal Mutual. The plan permits an agent to invest up to $12,000 per subscription period (April 1 to September 30 and October 1 to March 31 of each year) under various methods. We issue stock at the end of each subscription period at a price equal to 90% of the average market price during the last ten trading days of each subscription period. During 2024, 2023 and 2022, we issued 81,180, 86,469 and 104,393 shares, respectively, under the 2021 plan. The expense we recognized under this plan was not material.

Index
14 - Statutory Net Income, Capital and Surplus and Dividend Restrictions

The following table presents selected information, as filed with state insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities:

	2024	2023	2022
Atlantic States:
Statutory capital and surplus	$316,926,609	$273,626,140	$263,579,356
Statutory unassigned surplus	209,677,754	167,301,333	158,056,862
Statutory net income (loss)	40,741,454	7,193,716	(3,124,687)
MICO:
Statutory capital and surplus	74,616,370	71,608,571	75,441,871
Statutory unassigned surplus	52,590,070	49,582,271	53,422,483
Statutory net income (loss)	7,822,780	3,298,940	(233,391)
Peninsula:
Statutory capital and surplus	47,342,601	50,398,403	52,234,684
Statutory unassigned surplus	29,033,401	32,089,203	33,925,484
Statutory net income	2,140,162	4,121,754	4,192,697
Southern:
Statutory capital and surplus	70,050,664	68,041,175	64,463,124
Statutory unassigned surplus	(16,898,113)	(8,907,602)	7,523,951
Statutory net loss	(7,147,676)	(16,927,267)	(410,561)

We rely on dividends from our insurance subsidiaries as a significant source of cash for payment of dividends to our stockholders. State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements that may further impact their ability to pay dividends. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2024 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2025 are approximately $40.7 million from Atlantic States, $7.8 million from MICO and $4.7 million from Peninsula, or a total of approximately $53.3 million.

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

Index
Reconciliations of statutory net income (loss) and capital and surplus, as determined using SAP, to the net income (loss) and stockholders’ equity amounts included in the accompanying consolidated financial statements are as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory net income (loss) of insurance subsidiaries	$43,556,720	$(2,312,857)	$424,058
Increases (decreases):
Deferred policy acquisition costs	(1,696,437)	1,873,174	5,141,857
Deferred federal income taxes	481,744	(229,397)	2,958,735
Salvage and subrogation recoverable	3,674,600	3,644,800	5,195,800
Consolidating eliminations and adjustments	(9,024,921)	(10,574,579)	(14,791,466)
Parent-only net income (loss)	13,870,546	12,024,363	(888,389)
Net income (loss)	$50,862,252	$4,425,504	$(1,959,405)

	December 31,
	2024	2023	2022
Statutory capital and surplus of insurance subsidiaries	$508,936,244	$463,674,289	$455,719,035
Increases (decreases):
Deferred policy acquisition costs	73,346,967	75,043,404	73,170,230
Deferred federal income taxes	(13,302,370)	(13,072,768)	(23,794,084)
Salvage and subrogation recoverable	36,025,600	32,351,000	28,706,200
Non-admitted assets and other adjustments, net	1,722,807	1,328,142	712,623
Fixed maturities	(33,993,851)	(41,036,366)	(49,367,986)
Parent-only equity and other adjustments	(26,959,266)	(38,542,347)	(1,553,006)
Stockholders’ equity	$545,776,131	$479,745,354	$483,593,012

16 - Supplementary Cash Flow Information

The following table reflects net income taxes and interest we paid during 2024, 2023 and 2022:

	2024	2023	2022
Income taxes	$3,500,000	$—	$4,500,000
Interest	969,089	618,519	623,947

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

We present below a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our Class A common stock:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Basic earnings (loss) per share:
Numerator:
Allocation of net income (loss)	$43,178	$3,788	$(1,571)
Denominator:
Weighted-average shares outstanding	28,155	27,469	26,409
Basic earnings (loss) per share	$1.53	$0.14	$(0.06)
Diluted earnings (loss) per share:
Numerator:
Allocation of net income (loss)	$43,178	$3,788	$(1,571)
Denominator:
Number of shares used in basic computation	28,155	27,469	26,409
Weighted-average effect of dilutive securities
Add: Director and employee stock options	91	94	—
Number of shares used in per share computations	28,246	27,563	26,409
Diluted earnings (loss) per share	$1.53	$0.14	$(0.06)

We used the following information in the basic and diluted per share computations for our Class B common stock:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Basic and diluted earnings (loss) per share:
Numerator:
Allocation of net income (loss)	$7,684	$638	$(388)
Denominator:
Weighted-average shares outstanding	5,577	5,577	5,577
Basic and diluted earnings (loss) per share	$1.38	$0.11	$(0.07)

We did not include any effect of dilutive securities in the computation of diluted loss per share for 2022 because we sustained a net loss for the period.

Index
18 - Condensed Financial Information of Parent Company

Condensed Balance Sheets
(in thousands)

December 31,	2024	2023
Assets
Investment in subsidiaries/affiliates (equity method)	$559,452	$506,855
Short-term investments	6,551	1,469
Cash	20,014	8,043
Property and equipment	385	504
Other	2,013	4,866
Total assets	$588,415	$521,737

Liabilities and Stockholders’ Equity
Liabilities
Cash dividends declared to stockholders	$6,031	$5,570
Notes payable to subsidiary	35,000	35,000
Other	1,608	1,422
Total liabilities	42,639	41,992
Stockholders’ equity	545,776	479,745
Total liabilities and stockholders’ equity	$588,415	$521,737

Condensed Statements of Income (Loss) and Comprehensive Income (Loss)
(in thousands)

Year Ended December 31,	2024	2023	2022
Statements of Income (Loss)
Revenues
Dividends from subsidiaries	$15,000	$13,000	$—
Other	669	638	526
Total revenues	15,669	13,638	526
Expenses
Operating expenses	1,314	1,202	1,245
Interest	1,120	787	787
Total expenses	2,434	1,989	2,032
Income (loss) before income tax benefit and equity in undistributed net income (loss) of subsidiaries	13,235	11,649	(1,506)
Income tax benefit	(635)	(375)	(618)
Income (loss) before equity in undistributed net income (loss) of subsidiaries	13,870	12,024	(888)
Equity in undistributed net income (loss) of subsidiaries	36,992	(7,598)	(1,071)
Net income (loss)	$50,862	$4,426	$(1,959)
Statements of Comprehensive Income (Loss)
Net income (loss)	$50,862	$4,426	$(1,959)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) - subsidiaries	4,681	6,018	(44,988)
Other comprehensive income (loss), net of tax	4,681	6,018	(44,988)
Comprehensive income (loss)	$55,543	$10,444	$(46,947)

Index
Condensed Statements of Cash Flows
(in thousands)

Year Ended December 31,	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$50,862	$4,426	$(1,959)
Adjustments:
Equity in undistributed net (income) loss of subsidiaries	(36,992)	7,598	1,071
Other	3,159	(168)	(1,972)
Net adjustments	(33,833)	7,430	(901)
Net cash provided (used)	17,029	11,856	(2,860)
Cash flows from investing activities:
Net (purchase) sale of short-term investments	(5,082)	5,856	(7,316)
Net purchase of property and equipment	—	(45)	—
Investment in subsidiaries	(10,924)	(819)	(768)
Other	—	30	(28)
Net cash (used) received	(16,006)	5,022	(8,112)
Cash flows from financing activities:
Cash dividends paid	(22,701)	(21,894)	(20,503)
Issuance of common stock	33,649	9,771	20,388
Net cash received (used)	10,948	(12,123)	(115)
Net change in cash	11,971	4,755	(11,087)
Cash at beginning of year	8,043	3,288	14,375
Cash at end of year	$20,014	$8,043	$3,288

19 - Segment Information

We have three reportable segments, which consist of our investment function, our commercial lines of insurance and our personal lines of insurance. Using independent agents, our insurance subsidiaries market commercial lines of insurance to small and medium-sized businesses and personal lines of insurance to individuals.

Our chief operating decision maker, which is our Chief Executive Officer, evaluates the performance of the commercial lines and personal lines primarily based upon our insurance subsidiaries’ underwriting results as determined under SAP. This segmentation is consistent with the segmentation we utilize to manage our business. We make resource allocation decisions based upon historical underwriting results as well as perceived opportunities for future profitable growth within each segment.

We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues.

Index
Financial data by segment is as follows:

	2024
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$539,683	$396,968	$936,651
Net investment income	44,918	—	—	44,918
Investment gains	4,981	—	—	4,981
Total segment revenues	49,899	539,683	396,968	986,550
Other				3,055
Total revenues				$989,605
Segment expenses:
Net losses and loss expenses	—	336,353	271,918	608,271
Other underwriting expenses	—	193,431	119,311	312,742
Policyholder dividends	—	4,073	—	4,073
Total segment expenses	—	533,857	391,229	925,086
SAP underwriting income	—	5,826	5,739	11,565
GAAP adjustments				1,331
GAAP underwriting income				12,896
Net investment income				44,918
Investment gains				4,981
Other				(456)
Income before income tax expense				$62,339

Index
	2023
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$533,029	$349,042	$882,071
Net investment income	40,853	—	—	40,853
Investment gains	3,173	—	—	3,173
Total segment revenues	44,026	533,029	349,042	926,097
Other				1,241
Total revenues				$927,338
Segment expenses:
Net losses and loss expenses	—	346,177	265,894	612,071
Other underwriting expenses	—	188,537	118,266	306,803
Policyholder dividends	—	5,313	—	5,313
Total segment expenses	—	540,027	384,160	924,187
SAP underwriting loss	—	(6,998)	(35,118)	(42,116)
GAAP adjustments				3,735
GAAP underwriting loss				(38,381)
Net investment income				40,853
Investment gains				3,173
Other				(582)
Income before income tax expense				$5,063

	2022
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$521,227	$301,263	$822,490
Net investment income	34,016	—	—	34,016
Investment losses	(10,185)	—	—	(10,185)
Total segment revenues	23,831	521,227	301,263	846,321
Other				1,900
Total revenues				$848,221
Segment expenses:
Net losses and loss expenses	—	350,719	217,581	568,300
Other underwriting expenses	—	187,613	97,188	284,801
Policyholder dividends	—	5,560	—	5,560
Total segment expenses	—	543,892	314,769	858,661
SAP underwriting loss	—	(22,665)	(13,506)	(36,171)
GAAP adjustments				8,667
GAAP underwriting loss				(27,504)
Net investment income				34,016
Investment losses				(10,185)
Other				35
Loss before income tax benefit				$(3,638)

Index
20 - Guaranty Fund and Other Insurance-Related Assessments

Our insurance subsidiaries’ liabilities for guaranty fund and other insurance-related assessments were $1.9 million at December 31, 2024 and 2023. These liabilities included $668,722 and $702,261 related to surcharges collected by our insurance subsidiaries on behalf of regulatory authorities for 2024 and 2023, respectively.

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

The following table presents the balances for fixed maturities classified as held-to-maturity, net of the allowance for expected credit losses, at December 31, 2024 and 2023, the cumulative effect of our adoption of the updated accounting guidance for credit losses on January 1, 2023 and changes in the allowance for expected credit losses for 2024 and 2023.

	At and For the Year Ended December 31, 2024		At and For the Year Ended December 31, 2023
	Held-to- Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Held-to- Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$679,497	$1,326	$688,439	$—
Cumulative effect of adoption of updated accounting guidance for credit losses		—		1,268
Current period change for expected credit losses		62		58
Balance at end of period	$705,714	$1,388	$679,497	$1,326

Index
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

The following table presents the balances for reinsurance receivable, net of the allowance for expected credit losses, at December 31, 2024 and 2023, the cumulative effect of our adoption of the updated accounting guidance for credit losses on January 1, 2023 and the changes in the allowance for expected credit losses for 2024 and 2023.

	At and For the Year Ended December 31, 2024		At and For the Year Ended December 31, 2023
	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$441,431	$1,394	$456,522	$—
Cumulative effect of adoption of updated accounting guidance for credit losses		—		1,132
Current period change for expected credit losses		(1,003)		262
Balance at end of period	$420,742	$391	$441,431	$1,394

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Donegal Group Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Donegal Group Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimate of Liabilities for Losses and Loss Expenses

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company estimates the liabilities for losses and loss expenses (reserves) through an internal reserve analysis that relies upon generally accepted actuarial practices. The Company develops reserve estimates by line of business and, as experience emerges and other information develops, the reserve estimates are assessed in aggregate and adjusted as necessary. As of December 31, 2024, the Company recorded a liability of $1.121 billion for reserves.

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

We have served as the Company’s auditor since 1986.

Philadelphia, Pennsylvania
March 10, 2025

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2024 covered by this Form 10-K Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2024, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act and our disclosure controls and procedures are also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on our evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was effective at December 31, 2024.

The effectiveness of our internal control over financial reporting at December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included in this Form 10-K Report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Trading Arrangements of Directors and Executive Officers

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Donegal Group Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Donegal Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and December 31, 2023, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules III (collectively, the consolidated financial statements), and our report dated March 10, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

Philadelphia, Pennsylvania
March 10, 2025

Index
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Other than the information we provide below and the information regarding executive officers included in Part I of this Form 10-K Report, we incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about March 17, 2025 relating to our annual meeting of stockholders that we will hold on April 17, 2025, or our Proxy Statement.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the response to this Item 12 by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate the response to this Item 13 by reference to our Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

We incorporate the response to this Item 14 by reference to our Proxy Statement.

Index
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial statements, financial statement schedule and exhibits filed:

(i)	Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	105

Donegal Group Inc. and Subsidiaries:

Consolidated Balance Sheets at December 31, 2024 and 2023	63

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2024, 2023 and 2022	64

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2024, 2023 and 2022	65

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2024, 2023 and 2022	66

Notes to Consolidated Financial Statements	67

Report and Consent of Independent Registered Public Accounting Firm

(Filed as Exhibit 23.1)

(b)	Financial Statement Schedule

Schedule III — Supplementary Insurance Information	113

Report of Independent Registered Public Accounting Firm	Filed herewith

We have omitted all other schedules since they are not required, not applicable or the information is included in the financial statements or notes to the financial statements.

(c)	Exhibits

Exhibit No.	Description of Exhibits	Reference

3.1	Certificate of Incorporation of Donegal Group Inc., as amended.	(g)

3.2	Second Amended and Restated By-laws of Donegal Group Inc.	(n)

3.3	State of Delaware Certificate of Change of Registered Agent and/or Registered Office	(o)

4.1	Description of Donegal Group Inc’s Securities Registered pursuant to Section 12 of the Exchange Act.	(k)

Management Contracts and Compensatory Plans or Arrangements

10.1	Employment Agreement dated as of October 1, 2020 among Donegal Mutual Insurance Company, Donegal Group Inc. and Kevin G. Burke.	(j)

10.2	Employment Agreement dated as of October 1, 2020 among Donegal Mutual Insurance Company, Donegal Group Inc. and Jeffrey D. Miller.	(j)

10.3	Form of Employment Agreement dated as of October 1, 2020 among Donegal Mutual Insurance Company, Donegal Group Inc. and Our Executive Officers Other Than Kevin G. Burke and Jeffrey D. Miller.	(p)

10.4	Donegal Mutual Insurance Company 401(k) Plan.	(a)

10.5	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(a)

10.6	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.7	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

Index
10.8	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.9	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.10	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(c)

10.11	Donegal Group Inc. 2019 Equity Incentive Plan for Employees.	(h)

10.12	Donegal Group Inc. 2019 Equity Incentive Plan for Directors.	(h)

10.13	Donegal Group Inc. 2020 Long-Term Executive Incentive Plan.	(i)

10.14	Donegal Group Inc. 2021 Employee Stock Purchase Plan.	(m)

10.15	Donegal Group Inc. Cash Incentive Bonus Plan for 2022.	(l)

10.16	Donegal Group Inc. Cash Incentive Bonus Plan for 2023.	(p)

10.17	Donegal Group Inc. Cash Incentive Bonus Plan for 2024.	(r)

10.18	Donegal Group Inc. 2023 Long-Term Executive Incentive Plan.	(p)

10.19	Donegal Group Inc. 2024 Equity Incentive Plan for Employees.	(s)

10.20	Donegal Group Inc. 2024 Equity Incentive Plan for Directors.	(s)

10.21	Donegal Group Inc. Cash Incentive Bonus Plan for 2025.	Filed herewith

Other Material Contracts

10.22	Amended and Restated Proportional Reinsurance Agreement dated March 1, 2010 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(e)

10.23
Amended and Restated Tax Sharing Agreement dated December 1, 2010 among Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, Le Mars Insurance Company, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.
(f)

10.24
Amended and Restated Services Allocation Agreement dated September 1, 2021 among Donegal Mutual Insurance Company, Donegal Group Inc., Atlantic States Insurance Company, Southern Insurance Company of Virginia, The Peninsula Insurance Company, Peninsula Indemnity Company and Michigan Insurance Company.
(l)

10.25	Quota-share Reinsurance Agreement dated December 1, 2010 between Donegal Mutual Insurance Company and Michigan Insurance Company.	(f)

10.26	Discretionary Loan Agreement between Donegal Group Inc. and M&T Bank dated August 1, 2020.	(k)

10.27	Amendment to Discretionary Loan Agreement between Donegal Group Inc. and M&T Bank dated September 24, 2021 - terms effective as of June 30, 2023 benchmark transition event.	(q)

10.28	Donegal Group Inc. 2024 Agency Stock Purchase Plan.	(t)

14	Code of Business Conduct and Ethics.	(d)

19	Insider Trading Policy.	Filed herewith

21	Subsidiaries of Registrant.	Filed herewith

23.1	Report and Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.	Filed herewith

Index
32.1	Section 1350 Certification of Chief Executive Officer.	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer.	Filed herewith

97.1	Donegal Group Inc. Incentive Compensation Recoupment Policy.	(r)

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

(a)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.
https://www.sec.gov/Archives/edgar/data/800457/000095011500000431/0000950115-00-000431.txt
(b)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.
Amendment 2 - https://www.sec.gov/Archives/edgar/data/800457/000095015402000112/dgi-ex10i_53044.txt
Amendment 3 - https://www.sec.gov/Archives/edgar/data/800457/000095015402000112/dgi-ex10j_53044.txt
Amendment 4 - https://www.sec.gov/Archives/edgar/data/800457/000095015402000112/dgi-ex10k_53044.txt
Amendment 5 - https://www.sec.gov/Archives/edgar/data/800457/000095015402000112/dgi-ex10l_53044.txt

(c)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2002.
Amendment 6 - https://www.sec.gov/Archives/edgar/data/800457/000113542803000197/ex-10l.txt
(d)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2003.
https://www.sec.gov/Archives/edgar/data/800457/000089322004000561/w95544exv14.txt
(e)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2009.
https://www.sec.gov/Archives/edgar/data/800457/000095012310023520/w77589exv10wjj.htm
(f)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2010.
https://www.sec.gov/Archives/edgar/data/800457/000095012311025153/w81976exv10wnn.htm
https://www.sec.gov/Archives/edgar/data/800457/000095012311025153/w81976exv10wpp.htm
(g)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-Q Report for the quarter ended June 30, 2019.
https://www.sec.gov/Archives/edgar/data/800457/000119312519216557/d718901dex31.htm
(h)	We incorporate such exhibit by reference to the copy of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 18, 2019 filed on March 18, 2019.
https://www.sec.gov/Archives/edgar/data/800457/000119312519078249/d630272ddef14a.htm
(i)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2019.
https://www.sec.gov/Archives/edgar/data/800457/000119312520065229/d828895dex1024.htm
(j)	We incorporate such exhibit by reference to the like-described exhibit in Registrant's Form 8-K Report dated October 1, 2020.
https://www.sec.gov/Archives/edgar/data/800457/000119312520260880/d939405dex101.htm
https://www.sec.gov/Archives/edgar/data/800457/000119312520260880/d939405dex102.htm
(k)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2020.
https://www.sec.gov/Archives/edgar/data/800457/000119312521071327/d76653dex41.htm
https://www.sec.gov/Archives/edgar/data/800457/000119312521071327/d76653dex1031.htm
(l)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2021.
https://www.sec.gov/Archives/edgar/data/800457/000114036122008115/brhc10034696_ex10-26.htm
https://www.sec.gov/Archives/edgar/data/800457/000114036122008115/brhc10034696_ex10-23.htm
(m)	We incorporate such exhibit by reference to the copy of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 15, 2021 filed on March 15, 2021.
https://www.sec.gov/Archives/edgar/data/800457/000119312521080891/d89671ddef14a.htm
(n)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated July 22, 2022.
https://www.sec.gov/Archives/edgar/data/800457/000114036122026675/brhc10039889_ex3-2.htm
(o)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated August 10, 2022.
https://www.sec.gov/Archives/edgar/data/800457/000114036122029014/brhc10040619_ex3-1.htm
(p)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2022.
https://www.sec.gov/Archives/edgar/data/800457/000114036123010291/brhc10049169_ex10-5.htm
https://www.sec.gov/Archives/edgar/data/800457/000114036123010291/brhc10049169_ex10-22.htm
https://www.sec.gov/Archives/edgar/data/800457/000114036123010291/brhc10049169_ex10-23.htm
(q)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-Q Report for the quarter ended June 30, 2023.
https://www.sec.gov/Archives/edgar/data/800457/000114036123038058/brhc20056480_ex10-1.htm
(r)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2023.
https://www.sec.gov/Archives/edgar/data/800457/000114036124011762/ef20015339_ex10-22.htm
https://www.sec.gov/Archives/edgar/data/800457/000114036124011762/ef20015339_ex97-1.htm
(s)	We incorporate such exhibit by reference to the copy of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 18, 2024 filed on March 15, 2024.
https://www.sec.gov/ix?doc=/Archives/edgar/data/800457/000114036124013410/ny20016701x1_def14a.htm
(t)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s For S-3 Registration Statement filed on August 30, 2024.
https://www.sec.gov/Archives/edgar/data/800457/000114036124039644/ny20035108x1_s3.htm

Item 16.	Form 10-K Summary.

None.

Index
DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2024, 2023 and 2022
($ in thousands)

Segment	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
Year Ended December 31, 2024
Commercial lines	$539,683	$—	$334,363	$92,368	$89,455	$547,920
Personal lines	396,968	—	269,755	67,943	65,799	394,361
Investments	—	44,918	—	—	—	—
	$936,651	$44,918	$604,118	$160,311	$155,254	$942,281
Year Ended December 31, 2023
Commercial lines	$533,029	$—	$345,401	$94,842	$93,325	$528,429
Personal lines	349,042	—	263,777	59,372	58,423	367,268
Investments	—	40,853	—	—	—	—
	$882,071	$40,853	$609,178	$154,214	$151,748	$895,697
Year Ended December 31, 2022
Commercial lines	$521,227	$—	$342,456	$91,965	$89,056	$530,846
Personal lines	301,263	—	221,623	50,465	48,868	312,684
Investments	—	34,016	—	—	—	—
	$822,490	$34,016	$564,079	$142,430	$137,924	$843,530

Index
DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED
($ in thousands)

	At December 31,
Segment	Deferred Policy Acquisition Costs	Liability For Losses and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable
2024
Commercial lines	$44,160	$887,820	$368,756	$—
Personal lines	29,187	233,165	243,720	—
Investments	—	—	—	—
	$73,347	$1,120,985	$612,476	$—
2023
Commercial lines	$42,775	$869,393	$341,664	$—
Personal lines	32,268	256,764	257,747	—
Investments	—	—	—	—
	$75,043	$1,126,157	$599,411	$—

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.
	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer
Date: March 10, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin G. Burke	President, Chief Executive Officer and a Director	March 10, 2025
Kevin G. Burke	(principal executive officer)

/s/ Jeffrey D. Miller	Executive Vice President and Chief Financial Officer	March 10, 2025
Jeffrey D. Miller	(principal financial and accounting officer)

/s/ Scott A. Berlucchi	Director	March 10, 2025
Scott A. Berlucchi

/s/ Dennis J. Bixenman	Director	March 10, 2025
Dennis J. Bixenman

/s/ Jack L. Hess	Director	March 10, 2025
Jack L. Hess

/s/ Barry C. Huber	Director	March 10, 2025
Barry C. Huber

/s/ David C. King	Director	March 10, 2025
David C. King

/s/ Kevin M. Kraft, Sr.	Director	March 10, 2025
Kevin M. Kraft, Sr.

/s/ Jon M. Mahan	Director	March 10, 2025
Jon M. Mahan

/s/ S. Trezevant Moore, Jr.	Director	March 10, 2025
S. Trezevant Moore, Jr.

/s/ Britta H. Schatz	Director	March 10, 2025
Britta H. Schatz

/s/ Annette B. Szady	Director	March 10, 2025
Annette B. Szady