Form 10-Q
period 2025-03-31
DONEGAL GROUP INC
filed 2025-05-06
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,519,896 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on May 1, 2025.

DONEGAL GROUP INC.

Index
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (net of allowance for expected credit losses of $1,350,820 and $1,388,240)	$706,097,889	$705,713,916
Available for sale, at fair value	640,456,492	617,891,862
Equity securities, at fair value	40,206,038	36,807,810
Short-term investments, at cost, which approximates fair value	20,621,831	24,558,744
Total investments	1,407,382,250	1,384,972,332
Cash	64,315,113	52,925,931
Accrued investment income	11,108,128	10,361,959
Premiums receivable	193,975,126	181,106,519
Reinsurance receivable (net of allowance for expected credit losses of $433,614 and $391,432)	403,381,615	420,741,855
Deferred policy acquisition costs	76,194,332	73,346,967
Deferred tax asset, net	17,069,472	18,769,861
Prepaid reinsurance premiums	182,859,682	176,161,872
Property and equipment, net	2,441,407	2,479,183
Accounts receivable - securities	21,612	24,924
Due from affiliate	2,898,217	8,410,090
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	46,861	147,126
Total assets	$2,368,277,179	$2,336,031,983
Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$1,092,623,564	$1,120,985,050
Unearned premiums	633,564,371	612,476,068
Accrued expenses	2,978,390	2,916,705
Reinsurance balances payable	3,829,775	4,345,426
Borrowings under lines of credit	35,000,000	35,000,000
Cash dividends declared to stockholders	—	6,031,078
Federal income taxes payable	6,465,068	356,103
Other	9,092,996	8,145,422
Total liabilities	1,783,554,164	1,790,255,852
Stockholders’ Equity
Preferred stock, $0.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $0.01 par value, authorized 50,000,000 shares, issued 33,429,227 and 32,954,347 shares and outstanding 30,426,639 and 29,951,759 shares	334,293	329,544
Class B common stock, $0.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	376,863,917	369,679,946
Accumulated other comprehensive loss	(21,472,236)	(28,200,481)
Retained earnings	270,166,906	245,136,987
Treasury stock, at cost	(41,226,357)	(41,226,357)
Total stockholders’ equity	584,723,015	545,776,131
Total liabilities and stockholders’ equity	$2,368,277,179	$2,336,031,983

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended March 31,
	2025	2024
Revenues:
Net premiums earned	$232,701,889	$227,748,679
Investment income, net of investment expenses	11,983,574	10,972,327
Net investment (losses) gains (includes $57,103 and ($77,051) accumulated other comprehensive income reclassifications)	(470,861)	2,113,378
Lease income	76,827	81,823
Installment payment fees	882,195	224,662
Total revenues	245,173,624	241,140,869
Expenses:
Net losses and loss expenses	132,033,147	150,896,415
Amortization of deferred policy acquisition costs	39,231,000	39,602,000
Other underwriting expenses	41,194,994	41,739,868
Policyholder dividends	759,389	1,054,659
Interest	333,045	154,597
Other expenses, net	461,100	444,934
Total expenses	214,012,675	233,892,473
Income before income tax expense	31,160,949	7,248,396
Income tax expense (includes $11,992 and ($16,181) income tax expense (benefit) from reclassification items)	5,955,775	1,292,845
Net income	$25,205,174	$5,955,551
Net income per share:
Class A common stock - basic	$0.72	$0.18
Class A common stock - diluted	$0.71	$0.18
Class B common stock - basic and diluted	$0.65	$0.16

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$25,205,174	$5,955,551
Other comprehensive income (loss), net of tax
Unrealized income (loss) on securities:
Unrealized holding income (loss) during the period, net of income tax expense (benefit) of $1,800,510 and ($441,850)	6,773,356	(1,662,160)
Reclassification adjustment for (gains) losses included in net income, net of income tax expense (benefit) of $11,992 and ($16,181)	(45,111)	60,870
Other comprehensive income (loss)	6,728,245	(1,601,290)
Comprehensive income	$31,933,419	$4,354,261

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Three Months Ended March 31, 2025

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2024	32,954,347	5,649,240	$329,544	$56,492	$369,679,946	$(28,200,481)	$245,136,987	$(41,226,357)	$545,776,131
Issuance of common stock (stock compensation plans)	36,500	—	365	—	444,142	—	—	—	444,507
Share-based compensation	438,380	—	4,384	—	6,571,130	—	—	—	6,575,514
Net income	—	—	—	—	—	—	25,205,174	—	25,205,174
Cash dividends declared	—	—	—	—	—	—	(6,556)	—	(6,556)
Grant of stock options	—	—	—	—	168,699	—	(168,699)	—	—
Other comprehensive income	—	—	—	—	—	6,728,245	—	—	6,728,245
Balance, March 31, 2025	33,429,227	5,649,240	$334,293	$56,492	$376,863,917	$(21,472,236)	$270,166,906	$(41,226,357)	$584,723,015

Three Months Ended March 31, 2024

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2023	30,764,555	5,649,240	$307,646	$56,492	$335,694,478	$(32,881,822)	$217,794,917	$(41,226,357)	$479,745,354
Issuance of common stock (stock compensation plans)	38,287	—	383	—	472,740	—	—	—	473,123
Share-based compensation	16,400	—	164	—	522,460	—	—	—	522,624
Net income	—	—	—	—	—	—	5,955,551	—	5,955,551
Cash dividends declared	—	—	—	—	—	—	(8,888)	—	(8,888)
Grant of stock options	—	—	—	—	128,267	—	(128,267)	—	—
Other comprehensive loss	—	—	—	—	—	(1,601,290)	—	—	(1,601,290)
Balance, March 31, 2024	30,819,242	5,649,240	$308,193	$56,492	$336,817,945	$(34,483,112)	$223,613,313	$(41,226,357)	$485,086,474

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$25,205,174	$5,955,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	1,020,039	966,911
Net investment losses (gains)	470,861	(2,113,378)
Changes in assets and liabilities:
Losses and loss expenses	(28,361,486)	(1,704,647)
Unearned premiums	21,088,303	34,725,153
Premiums receivable	(12,868,607)	(13,568,339)
Deferred acquisition costs	(2,847,365)	(3,813,704)
Deferred income taxes	(88,129)	474,439
Reinsurance receivable	17,360,240	5,926,208
Prepaid reinsurance premiums	(6,697,810)	(11,033,297)
Accrued investment income	(746,169)	(551,627)
Due from affiliate	5,511,873	(6,933,651)
Reinsurance balances payable	(515,651)	(4,742,896)
Current income taxes	6,108,965	830,906
Accrued expenses	61,685	(261,440)
Other, net	1,047,840	661,955
Net adjustments	544,589	(1,137,407)
Net cash provided by operating activities	25,749,763	4,818,144
Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(8,795,740)	(11,911,672)
Purchases of fixed maturities, available for sale	(37,872,046)	(46,490,362)
Purchases of equity securities, available for sale	(2,502,170)	(786,680)
Maturity of fixed maturities:
Held to maturity	7,057,175	8,008,034
Available for sale	23,253,617	30,922,241
Sales of fixed maturities:
Available for sale	—	2,995,648
Net purchases of property and equipment	(100)	—
Net sales of short-term investments	3,936,913	13,445,378
Net cash used in investing activities	(14,922,351)	(3,817,413)
Cash Flows from Financing Activities:
Cash dividends paid	(6,037,634)	(5,578,880)
Issuance of common stock	6,599,404	590,916
Net cash provided by (used in) financing activities	561,770	(4,987,964)
Net increase (decrease) in cash	11,389,182	(3,987,233)
Cash at beginning of period	52,925,931	23,792,273
Cash at end of period	$64,315,113	$19,805,040

Cash paid during period - Interest	$333,025	$156,292
Net cash received during period - Taxes	$56,261	$—

See accompanying notes to consolidated financial statements.

Index
DONEGAL GROUP INC. AND SUBSIDIARIES
(Unaudited)
Notes to Consolidated Financial Statements

1 -	Organization

Donegal Mutual Insurance Company (“Donegal Mutual”) organized us as an insurance holding company on August 26, 1986. Our insurance subsidiaries are Atlantic States Insurance Company (“Atlantic States”), Michigan Insurance Company (“MICO”), the Peninsula Insurance Group (“Peninsula”), which consists of The Peninsula Insurance Company and its wholly owned subsidiary Peninsula Indemnity Company, and Southern Insurance Company of Virginia (“Southern”). Our insurance subsidiaries and their affiliates write property and casualty insurance exclusively through a network of independent insurance agents in certain Mid-Atlantic, Midwestern, Southern and Southwestern states.

At March 31, 2025, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At March 31, 2025, Donegal Mutual held approximately 44% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 70% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2025.

We recommend you read the interim financial statements we include in this Form 10-Q Report in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the Securities and Exchange Commission (“SEC”) on March 10, 2025.

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

	Three Months Ended March 31,
	2025		2024
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$21,575	$3,630	$5,039	$917
Denominator:
Weighted-average shares outstanding	30,121	5,577	27,811	5,577
Basic net income per share	$0.72	$0.65	$0.18	$0.16

Diluted net income per share:
Numerator:
Allocation of net income	$21,575	$3,630	$5,039	$917
Denominator:
Number of shares used in basic computation	30,121	5,577	27,811	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	309	—	35	—
Number of shares used in diluted computation	30,430	5,577	27,846	5,577
Diluted net income per share	$0.71	$0.65	$0.18	$0.16

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted net income per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods.

Index
	Three Months Ended March 31,
	2025	2024

Number of options to purchase Class A shares excluded	—	1,693,904

4 -	Reinsurance

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

Our insurance subsidiaries and Donegal Mutual participate in a consolidated third-party reinsurance program. The coverage and parameters of the program are common to all of our insurance subsidiaries and Donegal Mutual. The program utilizes several different reinsurers. They require their reinsurers to maintain an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance Donegal Mutual and our insurance subsidiaries have in place for 2025:

•
excess of loss reinsurance, under which Donegal Mutual and our insurance subsidiaries recover losses over a set retention of $4.0 million for all property losses, $6.0 million for all liability losses except workers’ compensation losses and $3.0 million for all workers’ compensation losses; and

•
catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recover 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention of $25.0 million up to aggregate losses of $200.0 million per occurrence.

For property insurance, our insurance subsidiaries have excess of loss reinsurance that provides coverage of $36.0 million per loss over a set retention of $4.0 million. For liability insurance, our insurance subsidiaries have excess of loss reinsurance that provides coverage of $69.0 million per occurrence over a set retention of $6.0 million. For workers’ compensation insurance, our insurance subsidiaries have excess of loss reinsurance that provides coverage of $17.0 million on any one life over a set retention of $3.0 million.

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

Southern, MICO and The Peninsula Insurance Company also have a liability reinsurance agreement with Donegal Mutual, under which each insurance subsidiary recovers up to $3.0 million per occurrence over a set retention of $3.0 million.

Our insurance subsidiaries and Donegal Mutual also purchase facultative reinsurance to cover certain exposures, including property exposures that exceeded the limits provided by their respective treaty reinsurance.

Index
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

5 -	Investments

The amortized cost and estimated fair values of our fixed maturities at March 31, 2025 were as follows:

	Carrying Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$86,119	$51	$86,170	$49	$6,856	$79,363
Obligations of states and political subdivisions	369,481	264	369,745	653	51,774	318,624
Corporate securities	239,967	1,030	240,997	461	11,261	230,197
Mortgage-backed securities	10,531	6	10,537	36	265	10,308
Totals	$706,098	$1,351	$707,449	$1,199	$70,156	$638,492

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$89,394	$266	$2,779	$86,881
Obligations of states and political subdivisions	$42,642	13	4,249	38,406
Corporate securities	210,863	373	6,208	205,028
Mortgage-backed securities	323,759	1,117	14,735	310,141
Totals	$666,658	$1,769	$27,971	$640,456

At March 31, 2025, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $229.6 million and an amortized cost of $268.0 million. Our holdings at March 31, 2025 also included special revenue bonds with an aggregate fair value of $127.4 million and an amortized cost of $144.4 million. With respect to both categories of bonds, we held no securities of any issuer that comprised more than 10% of that category at March 31, 2025. Education bonds and water and sewer utility bonds represented 46% and 37%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at March 31, 2025. Many of the issuers of the special revenue bonds we held at March 31, 2025 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

Index
The amortized cost and estimated fair values of our fixed maturities at December 31, 2024 were as follows:

	Carrying Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$86,579	$52	$86,631	$—	$8,484	$78,147
Obligations of states and political subdivisions	371,896	260	372,155	650	54,062	318,743
Corporate securities	236,550	1,070	237,621	273	13,608	224,286
Mortgage-backed securities	10,689	6	10,695	—	302	10,393
Totals	$705,714	$1,388	$707,102	$923	$76,456	$631,569

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$87,514	$51	$3,772	$83,793
Obligations of states and political subdivisions	41,694	9	4,299	37,404
Corporate securities	211,059	142	8,269	202,932
Mortgage-backed securities	312,298	216	18,751	293,763
Totals	$652,565	$418	$35,091	$617,892

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

We have segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We are amortizing this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $45,199 and $48,577 in other comprehensive income (loss) during the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025 and December 31, 2024, net unrealized losses of $1.0 million remained within accumulated other comprehensive loss.

Index
We show below the amortized cost and estimated fair value of our fixed maturities at March 31, 2025 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$27,291	$27,192
Due after one year through five years	135,440	129,487
Due after five years through ten years	256,131	239,308
Due after ten years	278,050	232,197
Mortgage-backed securities	10,537	10,308
Total held to maturity	$707,449	$638,492

Available for sale
Due in one year or less	$40,789	$40,437
Due after one year through five years	157,989	153,196
Due after five years through ten years	119,738	115,449
Due after ten years	24,383	21,233
Mortgage-backed securities	323,759	310,141
Total available for sale	$666,658	$640,456

The cost and estimated fair values of our equity securities at March 31, 2025 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$28,686	$11,592	$72	$40,206

The cost and estimated fair values of our equity securities at December 31, 2024 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$24,726	$12,087	$5	$36,808

Index
We present below gross gains and losses from investments and the change in the difference between fair value and cost of investments:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Gross realized gains:
Fixed maturities	$54	$4
Equity securities	—	—
	54	4
Gross realized losses:
Fixed maturities	—	81
Equity securities	—	—
	—	81
Net realized gains (losses)	54	(77)
Gross unrealized gains on equity securities	573	2,256
Gross unrealized losses on equity securities	(1,135)	(63)
Fixed maturities - credit impairment charges	37	(3)
Net investment (losses) gains	$(471)	$2,113

We held fixed maturities with unrealized losses representing declines that we considered temporary at March 31, 2025 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$15,685	$40	$112,772	$9,595
Obligations of states and political subdivisions	38,566	995	289,182	55,028
Corporate securities	59,540	607	304,416	16,862
Mortgage-backed securities	46,849	349	149,315	14,651
Totals	$160,640	$1,991	$855,685	$96,136

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2024 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,528	$350	$112,322	$11,907
Obligations of states and political subdivisions	37,675	824	292,852	57,537
Corporate securities	83,343	1,505	311,436	20,371
Mortgage-backed securities	112,950	1,262	153,960	17,791
Totals	$271,496	$3,941	$870,570	$107,606

Index
We make estimates concerning the valuation of our investments and, as applicable, the recognition of declines in the value of our investments.  For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to an available-for-sale debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we establish an allowance for credit loss. We then recognize the amount of the allowance in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. We regularly review the allowance for credit losses and recognize changes in the allowance in our results of operations. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. For held-to-maturity debt securities, we make estimates concerning expected credit losses at an aggregated level rather than monitoring individual debt securities for credit losses. We establish an allowance for expected credit losses based on an ongoing review of securities held, historical loss data, changes in issuer credit standing and other relevant factors. We utilize a probability-of-default methodology, which reflects current and forecasted economic conditions, to estimate the allowance for expected credit losses and recognize changes to the allowance in our results of operations. We held 841 debt securities that were in an unrealized loss position at March 31, 2025. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

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

Our chief operating decision maker, which is our Chief Executive Officer, evaluates the performance of the commercial lines and personal lines primarily based upon our insurance subsidiaries’ underwriting results as determined under statutory accounting principles (“SAP”). This segmentation is consistent with the segmentation we utilize to manage our business. We make resource allocation decisions based upon historical underwriting results as well as perceived opportunities for future profitable growth within each segment.

We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues.

Index
Financial data by segment is as follows:

	Three Months Ended March 31, 2025
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$136,216	$96,486	$232,702
Net investment income	11,984	—	—	11,984
Investment losses	(471)	—	—	(471)
Total segment revenues	11,513	136,216	96,486	244,215
Other				959
Total revenues				$245,174
Segment expenses:
Net losses and loss expenses	—	81,321	50,708	132,029
Other underwriting expenses	—	55,514	27,485	82,999
Policyholder dividends	—	759	—	759
Total segment expenses	—	137,594	78,193	215,787
SAP underwriting (loss) income	—	(1,378)	18,293	16,915
GAAP adjustments				2,568
GAAP underwriting income				19,483
Net investment income				11,984
Investment losses				(471)
Other				165
Income before income tax expense				$31,161

Index
	Three Months Ended March 31, 2024
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$132,092	$95,657	$227,749
Net investment income	10,972	—	—	10,972
Investment gains	2,113	—	—	2,113
Total segment revenues	13,085	132,092	95,657	240,834
Other				307
Total revenues				$241,141
Segment expenses:
Net losses and loss expenses	—	87,230	65,499	152,729
Other underwriting expenses	—	54,178	30,690	84,868
Policyholder dividends	—	1,055	—	1,055
Total segment expenses	—	142,463	96,189	238,652
SAP underwriting loss	—	(10,371)	(532)	(10,903)
GAAP adjustments				5,359
GAAP underwriting loss				(5,544)
Net investment income				10,972
Investment gains				2,113
Other				(293)
Income before income tax expense				$7,248

7 -	Borrowings

Lines of Credit

In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At March 31, 2025, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at an interest rate equal to the then-current Term SOFR rate plus 2.11%.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a fixed-rate cash advance of $35.0 million that was outstanding at March 31, 2025. The cash advance carries a fixed interest rate of 3.806% and is due in September 2026.  The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at March 31, 2025.

FHLB of Pittsburgh stock purchased and owned	$1,605,000
Collateral pledged, at par (carrying value $44,095,307)	46,733,730
Borrowing capacity currently available	6,614,599

8 -	Share–Based Compensation

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

Index
We recorded compensation expense related to our stock compensation plans of $296,936 and $286,001 for the three months ended March 31, 2025 and 2024, respectively, with a corresponding income tax benefit of $62,357 and $60,060, respectively. At March 31, 2025, we had $1.5 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 1.8 years.

We received cash from option exercises under all stock compensation plans during the three months ended March 31, 2025 and 2024 of $6.3 million and $236,624, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $300,981 and $1,719 for the three months ended March 31, 2025 and 2024, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At March 31, 2025, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2025, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

We evaluate our assets and liabilities on a regular basis to determine the appropriate level at which to classify them for each reporting period. Based on our review of the methodology and summary of inputs the pricing services use, we have concluded that our Level 1 and Level 2 investments were classified properly at March 31, 2025 and December 31, 2024.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at March 31, 2025:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S.government corporations and agencies	$86,881	$—	$86,881	$—
Obligations of states and political subdivisions	38,406	—	38,406	—
Corporate securities	205,028	—	205,028	—
Mortgage-backed securities	310,141	—	310,141	—
Equity securities	40,206	38,106	2,100	—
Total investments in the fair value hierarchy	$680,662	$38,106	$642,556	$—

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2024:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S.government corporations and agencies	$83,793	$—	$83,793	$—
Obligations of states and political subdivisions	37,404	—	37,404	—
Corporate securities	202,932	—	202,932	—
Mortgage-backed securities	293,763	—	293,763	—
Equity securities	36,808	34,708	2,100	—
Totals	$654,700	$34,708	$619,992	$—

Index
10 -	Income Taxes

At March 31, 2025 and December 31, 2024, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. In 2019, the Internal Revenue Service (“IRS”) began a federal income tax audit of our consolidated tax returns for tax years 2016 to 2018. No material issues have been raised and no adjustments have been proposed as a result of this ongoing audit. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $7.6 million for our net state operating loss carryforward, which will expire between 2025 and 2044. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $36.0 million and $37.5 million at March 31, 2025 and December 31, 2024, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

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

We summarize activity in our insurance subsidiaries’ liabilities for losses and loss expenses as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Balance at January 1	$1,120,985	$1,126,157
Less reinsurance recoverable	(416,621)	(437,014)
Net balance at January 1	704,364	689,143
Incurred related to:
Current year	142,546	159,289
Prior years	(10,513)	(8,393)
Total incurred	132,033	150,896
Paid related to:
Current year	42,926	47,886
Prior years	97,274	98,197
Total paid	140,200	146,083
Net balance at end of period	696,197	693,956
Plus reinsurance recoverable	396,427	430,496
Balance at end of period	$1,092,624	$1,124,452

Our insurance subsidiaries recognized a decrease in their liabilities for losses and loss expenses of prior years of $10.5 million and $8.4 million for the three months ended March 31, 2025 and 2024, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2025 development represented 1.5% of the December 31, 2024 net carried reserves and resulted from lower-than-expected loss emergence or severity primarily in the commercial automobile, commercial multi-peril and personal automobile lines of business. The majority of the 2025 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO. The 2024 development represented 1.2% of the December 31, 2023 net carried reserves and resulted from lower-than-expected loss emergence or severity primarily in the commercial multi-peril, commercial automobile and homeowners lines of business. The majority of the 2024 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the three months ended March 31, 2025.

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

The following table presents the balances for fixed maturities classified as held-to-maturity, net of the allowance for expected credit losses, at March 31, 2025 and 2024 and changes in the allowance for expected credit losses for the three months ended March 31, 2025 and 2024.

	At and For the Three Months Ended March 31, 2025		At and For the Three Months Ended March 31, 2024
	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$705,714	$1,388	$679,497	$1,326
Current period change for expected credit losses		(37)		3
Balance at end of period	$706,098	$1,351	$683,399	$1,329

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

The following table presents the balances for reinsurance receivable, net of the allowance for expected credit losses, at March 31, 2025 and 2024, and the changes in the allowance for expected credit losses for the three months ended March 31, 2025 and 2024.

	At and For the Three Months Ended March 31, 2025		At and For the Three Months Ended March 31, 2024
	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$420,742	$391	$441,431	$1,394
Current period change for expected credit losses		43		(368)
Balance at end of period	$403,382	$434	$435,505	$1,026

Index
13 -	Impact of New Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to enhance the transparency and usefulness of income tax disclosures. The guidance requires disclosure of specific categories in the rate reconciliation table and additional information for reconciling items that meet a quantitative threshold of equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. The guidance also requires disaggregated disclosure of the amount of income taxes paid for federal, state and foreign taxes. The guidance is effective for annual reporting periods beginning after December 15, 2024. The adoption of this guidance will not have an impact on our financial position, results of operations or cash flows.

In November 2024, the FASB issued guidance requiring disaggregated disclosure of income statement expenses in the notes to financial statements. The guidance requires disclosure of certain expenses, including employee compensation, depreciation and selling expenses. The guidance will not impact current income statement expense captions that industry-specific guidance requires. The guidance is effective for annual and interim reporting periods beginning after December 15, 2026. The adoption of this guidance will not have an impact on our financial position, results of operations or cash flows.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We recommend that you read the following information in conjunction with the historical financial information and the footnotes to that financial information we include in this Quarterly Report on Form 10-Q. We also recommend you read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.

Critical Accounting Policies and Estimates

We combine our financial statements with those of our insurance subsidiaries and present them on a consolidated basis in accordance with United States generally accepted accounting principles (“GAAP”).

Our insurance subsidiaries make estimates and assumptions that can have a significant effect on amounts and disclosures we report in our financial statements. The most significant estimates relate to the reserves of our insurance subsidiaries for property and casualty insurance unpaid losses and loss expenses. While we believe our estimates and the estimates of our insurance subsidiaries are appropriate, the ultimate amounts may differ from the estimates we provided. We regularly review our methods for making these estimates and we reflect any adjustment we consider necessary in our results of operations for the period in which we make an adjustment.

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

Index
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in subsequent years due to a number of factors, including supply chain disruption, higher new and used automobile values, increases in the cost of replacement automobile parts and rising labor rates.  These trend changes caused significant disruption to historical loss patterns and give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of replacement automobile parts and building materials, availability and cost of skilled labor, the rate of specialized plaintiff attorney involvement in claims, plaintiff attorney utilization of litigation financing and the cost of medical technologies and procedures. While we did not see a material impact in the first quarter of 2025, we are monitoring the impact of tariffs and other inflationary factors, which may result in increases in loss costs in the future. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items.  To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at March 31, 2025. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $7.0 million.

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

Index
Our insurance subsidiaries’ liabilities for losses and loss expenses by major line of business at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Commercial lines:
Automobile	$172,468	$180,757
Workers’ compensation	132,456	129,406
Commercial multi-peril	212,283	208,676
Other	39,389	39,336
Total commercial lines	556,596	558,175
Personal lines:
Automobile	110,817	116,693
Homeowners	25,760	26,591
Other	3,024	2,905
Total personal lines	139,601	146,189
Total commercial and personal lines	696,197	704,364
Plus reinsurance recoverable	396,427	416,621
Total liabilities for losses and loss expenses	$1,092,624	$1,120,985

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

Index
Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at March 31, 2025	Percentage Change in Stockholders’ Equity at March 31, 2025(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2024	Percentage Change in Stockholders’ Equity at December 31, 2024(1)
(dollars in thousands)
(10.0)%	$626,577	9.4%	$633,928	10.2%
(7.5)	643,982	7.1	651,537	7.6
(5.0)	661,387	4.7	669,146	5.1
(2.5)	678,792	2.4	686,755	2.5
Base	696,197	—	704,364	—
2.5	713,602	(2.4)	721,973	(2.5)
5.0	731,007	(4.7)	739,582	(5.1)
7.5	748,412	(7.1)	757,191	(7.6)
10.0	765,817	(9.4)	774,800	(10.2)

(1)	Net of income tax effect.

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

The following table provides a reconciliation of our net premiums earned to our net premiums written for the three months ended March 31, 2025:

	Commercial Lines	Personal Lines	Total
(in thousands)
Net premiums earned	$136,216	$96,486	$232,702
Change in net unearned premiums	24,402	(10,012)	14,390
Net premiums written	$160,618	$86,474	$247,092

Index
The following table provides a reconciliation of our net premiums earned to our net premiums written for the three months ended March 31, 2024:

	Commercial Lines	Personal Lines	Total
(in thousands)
Net premiums earned	$132,092	$95,657	$227,749
Change in net unearned premiums	23,402	291	23,693
Net premiums written	$155,494	$95,948	$251,442

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

Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three months ended March 31, 2025 and 2024:

Index
	Three Months Ended March 31,
	2025	2024
GAAP Combined Ratios (Total Lines)
Loss ratio - core losses	54.2%	58.7%
Loss ratio - weather-related losses	3.7	4.7
Loss ratio - large fire losses	3.3	6.6
Loss ratio - net prior-year reserve development	(4.5)	(3.7)
Loss ratio	56.7	66.3
Expense ratio	34.6	35.7
Dividend ratio	0.3	0.4
Combined ratio	91.6%	102.4%

Statutory Combined Ratios
Commercial lines:
Automobile	91.4%	99.6%
Workers’ compensation	117.6	111.2
Commercial multi-peril	90.3	102.7
Other	80.8	82.2
Total commercial lines	94.7	101.6
Personal lines:
Automobile	85.0	99.8
Homeowners	83.8	102.9
Other	56.6	85.2
Total personal lines	83.6	100.3
Total commercial and personal lines	90.3	101.2

Index
Results of Operations - Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first quarter of 2025 were $232.7 million, an increase of $5.0 million, or 2.2%, compared to $227.7 million for the first quarter of 2024, primarily reflecting solid premium retention and renewal premium increases.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the first quarter of 2025 were $247.1 million, a decrease of $4.4 million, or 1.7%, from the $251.4 million of net premiums written for the first quarter of 2024. Commercial lines net premiums written increased $5.1 million, or 3.3%, for the first quarter of 2025 compared to the first quarter of 2024. Personal lines net premiums written decreased $9.5 million, or 9.9%, for the first quarter of 2025 compared to the first quarter of 2024. We attribute the increase in commercial lines net premiums written primarily to solid retention and a continuation of renewal premium increases in lines other than workers’ compensation, offset partially by lower new business writings. We attribute the decrease in personal lines net premiums written primarily to planned attrition due to lower new business writings and non-renewal actions, offset partially by a continuation of renewal premium rate increases and solid retention.

Investment Income. Our net investment income was $12.0 million for the first quarter of 2025, an increase of $1.0 million, or 9.2%, compared to $11.0 million for the first quarter of 2024. We attribute the increase primarily to an increase in the average investment yield and higher average invested assets relative to the first quarter of 2024.

Net Investment (Losses) Gains. Net investment losses for the first quarter of 2025 were $470,861, compared to net investment gains of $2.1 million for the first quarter of 2024. The net investment losses for the first quarter of 2025 resulted primarily from the net change in unrealized gains and losses within our equity securities portfolio at March 31, 2025. We did not recognize any impairment losses for individual securities in our investment portfolio during the first quarter of 2025 or 2024.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 56.7% for the first quarter of 2025, a decrease from our insurance subsidiaries’ loss ratio of 66.3% for the first quarter of 2024. We attribute this decrease primarily to decreased core losses and large fire losses, which we define as individual fire losses in excess of $50,000. The core loss ratio, which excludes weather-related losses, large fire losses and net favorable development of reserves for losses incurred in prior accident years, was 54.2% for the first quarter of 2025, compared to 58.7% for the first quarter of 2024. For the commercial lines segment, the core loss ratio of 58.3% for the first quarter of 2025 decreased modestly from 59.0% for the first quarter of 2024. For the personal lines segment, the core loss ratio of 48.7% for the first quarter of 2025 decreased significantly from 58.1% for the first quarter of 2024, due largely to the favorable impact of ongoing premium rate increases on net premiums earned for that segment. Weather-related losses were $8.6 million, or 3.7 percentage points of the loss ratio, for the first quarter of 2025, compared to $10.8 million, or 4.7 percentage points of the loss ratio, for the first quarter of 2024. The impact of weather-related loss activity to the loss ratio for the first quarter of 2025 was modestly lower than our previous five-year first-quarter average of 4.6 percentage points of the loss ratio. Large fire losses for the first quarter of 2025 were $7.7 million, or 3.3 percentage points of the loss ratio, compared to $15.0 million, or 6.6 percentage points of the loss ratio, for the first quarter of 2024. Our insurance subsidiaries’ commercial lines loss ratio was 59.7% for the first quarter of 2025, compared to 65.4% for the first quarter of 2024, primarily due to decreases in commercial multi-peril and commercial automobile loss ratios, offset by an increase in the workers’ compensation loss ratio. The personal lines loss ratio of our insurance subsidiaries decreased to 52.5% for the first quarter of 2025, compared to 67.6% for the first quarter of 2024. We attribute this decrease primarily to decreases in the homeowners and personal automobile loss ratios. Our insurance subsidiaries experienced favorable loss reserve development for the first quarter of 2025 of approximately $10.5 million that decreased the loss ratio by 4.5 percentage points, compared to $8.4 million that decreased the loss ratio for the first quarter of 2024 by 3.7 percentage points. Our insurance subsidiaries experienced favorable development primarily in the commercial automobile, commercial multi-peril and personal automobile lines of business, offset partially by modest unfavorable development in workers’ compensation for the first quarter of 2025.

Index
Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 34.6% for the first quarter of 2025, compared to 35.7% for the first quarter of 2024. The decrease in the expense ratio primarily reflected the favorable impact of ongoing expense management initiatives, offset partially by higher underwriting-based incentive costs for agents and employees. The impact from costs that Donegal Mutual Insurance Company allocated to our insurance subsidiaries related to its ongoing systems modernization project peaked at approximately 1.3 percentage points of the full year 2024 expense ratio, and we expect that impact to subside gradually over the next several years. Allocated costs related to that project represented approximately 1.2 percentage points of the expense ratio for the first quarter of 2025, and we expect the full year 2025 expense ratio impact will be approximately 1.0 percentage point.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 91.6% and 102.4% for the first quarter of 2025 and 2024, respectively. We attribute the decrease in the combined ratio primarily to the decrease in the loss ratio for the first quarter of 2025 compared to the first quarter of 2024.

Income Tax Expense. We recorded income tax expense of $6.0 million for the first quarter of 2025, representing an effective tax rate of 19.1%. We recorded income tax expense of $1.3 million for the first quarter of 2024, representing an effective tax rate of 17.8%. The income tax tax expense for the first quarter of 2025 and 2024 represented estimates based on our projected annual taxable income and effective tax rates.

Net Income and Net Income Per Share. Our net income for the first quarter of 2025 was $25.2 million, or $.71 per share of Class A common stock on a diluted basis and $.65 per share of Class B common stock, compared to $6.0 million, or $.18 per share of Class A common stock on a diluted basis and $.16 per share of Class B common stock, for the first quarter of 2024. We had 30.4 million and 27.8 million Class A shares outstanding at March 31, 2025 and 2024, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and maturing investments.

We have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns. The pooling agreement with Donegal Mutual historically has been cash-flow positive because of the profitability of the underwriting pool. Because we settle the pool monthly, our cash flows are substantially similar to the cash flows that would result from the underwriting of direct business. We maintain a high degree of liquidity in our investment portfolio in the form of marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective. This laddering approach provides an additional measure of liquidity to meet our obligations and the obligations of our insurance subsidiaries should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first three months of 2025 and 2024 were $25.7 million and $4.8 million, respectively.

At March 31, 2025, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current Term SOFR rate plus 2.11%. At March 31, 2025, Atlantic States had a $35.0 million outstanding advance with the FHLB of Pittsburgh that carries a fixed interest rate of 3.806% and is due in September 2026. We discuss in Note 7 – Borrowings our estimate of the timing of the amounts payable for the borrowings under our lines of credit based on their contractual maturities.

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

Index
On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2025 or 2024. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through March 31, 2025.

On April 17, 2025, our board of directors declared quarterly cash dividends of $.1825 per share of our Class A common stock and $.165 per share of our Class B common stock, payable on May 15, 2025 to our stockholders of record as of the close of business on May 1, 2025. There are no regulatory restrictions on our payment of dividends to our stockholders, although there are restrictions under applicable state laws on the payment of dividends from our insurance subsidiaries to us, which is a significant source of cash for payment of stockholder dividends by us. Our insurance subsidiaries are required by law to maintain minimum surplus on a statutory basis and are subject to regulations under which their payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including the RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2024. Our insurance subsidiaries did not pay any dividends to us during the first three months of 2025. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2025 are $40.7 million from Atlantic States, $7.8 million from MICO and $4.7 million from Peninsula, or a total of approximately $53.3 million.

At March 31, 2025, we had no material commitments for capital expenditures.

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

 There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2024 through March 31, 2025.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2025, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

We base all statements contained in this Quarterly Report on Form 10-Q that are not historic facts on our current expectations. Such statements are forward-looking in nature (as defined in the Private Securities Litigation Reform Act of 1995) and necessarily involve risks and uncertainties. Forward-looking statements we make may be identified by our use of words such as “will,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “seek,” “estimate” and similar expressions. Our actual results could vary materially from our forward-looking statements. The factors that could cause our actual results to vary materially from the forward-looking statements we have previously made include, but are not limited to, adverse litigation and other trends that could increase our loss costs (including labor shortages and escalating medical, automobile and property repair costs, including due to tariffs), adverse and catastrophic weather events (including from changing climate conditions), our ability to maintain profitable operations (including our ability to underwrite risks effectively and charge adequate premium rates), the adequacy of the loss and loss expense reserves of our insurance subsidiaries, the availability and successful operation of the information technology systems our insurance subsidiaries utilize, the successful development of new information technology systems to allow our insurance subsidiaries to compete effectively, business and economic conditions in the areas in which we and our insurance subsidiaries operate, interest rates, competition from various insurance and other financial businesses, terrorism, the availability and cost of reinsurance, legal and judicial developments (including those related to COVID-19 business interruption coverage exclusions), changes in regulatory requirements, our ability to attract and retain independent insurance agents, changes in our A.M. Best rating and the other risks that we describe from time to time in our filings with the Securities and Exchange Commission. We disclaim any obligation to update such statements or to announce publicly the results of any revisions that we may make to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Index
Part II. Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2024 Annual Report on Form 10-K that we filed with the SEC on March 10, 2025. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the three months ended March 31, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 January 1-31, 2025	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None	(1)

Month #2 February 1-28, 2025	Class A – 51,901 Class B – None	Class A – $16.96 Class B – None	Class A – 51,901 Class B – None	(1)

Month #3 March 1-31, 2025	Class A – 130,109 Class B – None	Class A – $17.93 Class B – None	Class A – 130,109 Class B – None	(1)

Total	Class A – 182,010 Class B – None	Class A – $17.65 Class B – None	Class A – 182,010 Class B – None

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

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not Applicable.

Item 5.	Other Information.

None.

Index
Item 6.	Exhibits.

Exhibit No.	Description	Reference

Management Contracts and Compensatory Plans or Arrangements

10.1	Form of Employment Agreement dated as of October 1, 2020 among Donegal Mutual Insurance Company, Donegal Group Inc. and Our Executive Officers Other Than Kevin G. Burke and Jeffrey D. Miller	Filed herewith

Other Exhibits

31.1	Certification of Chief Executive Officer.	Filed herewith

31.2	Certification of Chief Financial Officer.	Filed herewith

32.1	Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code.	Filed herewith

32.2	Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Title 18 of the United States Code.	Filed herewith

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

May 6, 2025	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

May 6, 2025	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer