Form 10-Q
period 2025-06-30
DONEGAL GROUP INC
filed 2025-08-05
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,931,854 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on August 1, 2025.

DONEGAL GROUP INC.

Index
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (net of allowance for expected credit losses of $1,374,128 and $1,388,240)	$737,355,529	$705,713,916
Available for sale, at fair value	626,106,883	617,891,862
Equity securities, at fair value	41,007,179	36,807,810
Short-term investments, at cost, which approximates fair value	24,764,001	24,558,744
Total investments	1,429,233,592	1,384,972,332
Cash	57,437,086	52,925,931
Accrued investment income	10,593,428	10,361,959
Premiums receivable	198,884,822	181,106,519
Reinsurance receivable (net of allowance for expected credit losses of $331,927 and $391,432)	411,124,831	420,741,855
Deferred policy acquisition costs	76,620,204	73,346,967
Deferred tax asset, net	15,578,518	18,769,861
Prepaid reinsurance premiums	182,795,078	176,161,872
Property and equipment, net	2,403,728	2,479,183
Accounts receivable - securities	2,990,310	24,924
Federal income taxes recoverable	6,043,878	—
Due from affiliate	6,852,704	8,410,090
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	693,543	147,126
Total assets	$2,407,835,086	$2,336,031,983
Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$1,117,009,698	$1,120,985,050
Unearned premiums	635,538,097	612,476,068
Accrued expenses	2,732,926	2,916,705
Reinsurance balances payable	3,300,374	4,345,426
Borrowings under lines of credit	35,000,000	35,000,000
Cash dividends declared to stockholders	—	6,031,078
Federal income taxes payable	—	356,103
Other	8,584,546	8,145,422
Total liabilities	1,802,165,641	1,790,255,852
Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 50,000,000 shares, issued 33,862,414 and 32,954,347 shares and outstanding 30,859,826 and 29,951,759 shares	338,625	329,544
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	383,546,316	369,679,946
Accumulated other comprehensive loss	(17,516,988)	(28,200,481)
Retained earnings	280,471,357	245,136,987
Treasury stock, at cost	(41,226,357)	(41,226,357)
Total stockholders’ equity	605,669,445	545,776,131
Total liabilities and stockholders’ equity	$2,407,835,086	$2,336,031,983

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2025	2024
Revenues:
Net premiums earned	$231,774,594	$234,311,147
Investment income, net of investment expenses	12,540,362	11,068,499
Net investment gains (includes ($1,372,352) and $81,410 accumulated other comprehensive income reclassifications)	1,543,721	736,669
Lease income	76,281	77,504
Installment payment fees	844,315	578,727
Other income, net	368,744	—
Total revenues	247,148,017	246,772,546
Expenses:
Net losses and loss expenses	150,917,125	165,360,319
Amortization of deferred policy acquisition costs	39,501,000	40,656,000
Other underwriting expenses	35,149,888	34,037,409
Policyholder dividends	818,942	1,186,549
Interest	336,705	154,586
Other expenses, net	—	365,241
Total expenses	226,723,660	241,760,104
Income before income tax expense	20,424,357	5,012,442
Income tax expense (includes ($288,194) and $17,096 income tax (benefit) expense from reclassification items)	3,558,237	859,665
Net income	$16,866,120	$4,152,777
Net income per share:
Class A common stock - basic	$0.47	$0.13
Class A common stock - diluted	$0.46	$0.13
Class B common stock - basic and diluted	$0.43	$0.11

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
	2025	2024
Net income	$16,866,120	$4,152,777
Other comprehensive income (loss), net of tax
Unrealized income (loss) on securities:
Unrealized holding income (loss) during the period, net of income tax expense (benefit) of $773,077 and ($82,974)	2,871,090	(312,138)
Reclassification adjustment for losses (gains) included in net income, net of income tax (benefit) expense of ($288,194) and $17,096	1,084,158	(64,314)
Other comprehensive income (loss)	3,955,248	(376,452)
Comprehensive income	$20,821,368	$3,776,325

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Revenues:
Net premiums earned	$464,476,483	$462,059,826
Investment income, net of investment expenses	24,523,936	22,040,826
Net investment gains (includes ($1,315,249) and $4,359 accumulated other comprehensive income reclassifications)	1,072,860	2,850,047
Lease income	153,108	159,327
Installment payment fees	1,726,510	803,389
Total revenues	491,952,897	487,913,415
Expenses:
Net losses and loss expenses	282,950,272	316,256,734
Amortization of deferred policy acquisition costs	78,732,000	80,258,000
Other underwriting expenses	76,344,882	75,777,277
Policyholder dividends	1,578,331	2,241,208
Interest	669,750	309,183
Other expenses, net	92,356	810,175
Total expenses	440,367,591	475,652,577
Income before income tax expense	51,585,306	12,260,838
Income tax expense (includes ($276,202) and $915 income tax (benefit) expense from reclassification items)	9,514,012	2,152,510
Net income	$42,071,294	$10,108,328
Net income per share:
Class A common stock - basic	$1.19	$0.31
Class A common stock - diluted	$1.17	$0.31
Class B common stock - basic and diluted	$1.08	$0.28

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Net income	$42,071,294	$10,108,328
Other comprehensive income (loss), net of tax
Unrealized income (loss) on securities:
Unrealized holding income (loss) during the period, net of income tax expense (benefit) of $2,573,587 and ($524,825)	9,644,446	(1,974,298)
Reclassification adjustment for losses (gains) included in net income, net of income tax (benefit) expense of ($276,202) and $915	1,039,047	(3,444)
Other comprehensive income (loss)	10,683,493	(1,977,742)
Comprehensive income	$52,754,787	$8,130,586

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Six Months Ended June 30, 2025

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2024	32,954,347	5,649,240	$329,544	$56,492	$369,679,946	$(28,200,481)	$245,136,987	$(41,226,357)	$545,776,131
Issuance of common stock (stock compensation plans)	36,500	—	365	—	444,142	—	—	—	444,507
Share-based compensation	438,380	—	4,384	—	6,571,130	—	—	—	6,575,514
Net income	—	—	—	—	—	—	25,205,174	—	25,205,174
Cash dividends declared	—	—	—	—	—	—	(6,556)	—	(6,556)
Grant of stock options	—	—	—	—	168,699	—	(168,699)	—	—
Other comprehensive income	—	—	—	—	—	6,728,245	—	—	6,728,245
Balance, March 31, 2025	33,429,227	5,649,240	$334,293	$56,492	$376,863,917	$(21,472,236)	$270,166,906	$(41,226,357)	$584,723,015
Issuance of common stock (stock compensation plans)	27,102	—	271	—	506,971	—	—	—	507,242
Share-based compensation	406,085	—	4,061	—	6,099,313	—	—	—	6,103,374
Net income	—	—	—	—	—	—	16,866,120	—	16,866,120
Cash dividends declared	—	—	—	—	—	—	(6,485,554)	—	(6,485,554)
Grant of stock options	—	—	—	—	76,115	—	(76,115)	—	—
Other comprehensive income	—	—	—	—	—	3,955,248	—	—	3,955,248
Balance, June 30, 2025	33,862,414	5,649,240	$338,625	$56,492	$383,546,316	$(17,516,988)	$280,471,357	$(41,226,357)	$605,669,445

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

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$42,071,294	$10,108,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	1,932,514	1,897,738
Net investment gains	(1,072,860)	(2,850,047)
Changes in assets and liabilities:
Losses and loss expenses	(3,975,352)	21,261,917
Unearned premiums	23,062,029	54,167,999
Premiums receivable	(17,778,303)	(24,221,831)
Deferred acquisition costs	(3,273,237)	(5,883,078)
Deferred income taxes	341,554	347,507
Reinsurance receivable	9,617,024	573,663
Prepaid reinsurance premiums	(6,633,206)	(17,598,575)
Accrued investment income	(231,469)	(377,731)
Due from affiliate	1,557,386	(7,912,158)
Reinsurance balances payable	(1,045,052)	(4,823,656)
Current income taxes	(6,399,981)	1,780,003
Accrued expenses	(183,779)	(435,535)
Other, net	(107,301)	463,153
Net adjustments	(4,190,033)	16,389,369
Net cash provided by operating activities	37,881,261	26,497,697
Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(48,228,392)	(23,566,350)
Purchases of fixed maturities, available for sale	(93,483,260)	(72,190,538)
Purchases of equity securities, available for sale	(2,512,570)	(3,679,586)
Maturity of fixed maturities:
Held to maturity	15,298,111	12,484,869
Available for sale	47,403,605	52,270,575
Sales of fixed maturities:
Available for sale	45,876,392	2,995,648
Sales of equity securities, available for sale	2,145,314	—
Net purchases of property and equipment	(100)	—
Net (purchases) sales of short-term investments	(205,257)	15,734,741
Net cash used in investing activities	(33,706,157)	(15,950,641)
Cash Flows from Financing Activities:
Cash dividends paid	(12,523,188)	(11,249,145)
Issuance of common stock	12,859,239	1,135,412
Net cash provided by (used in) financing activities	336,051	(10,113,733)
Net increase in cash	4,511,155	433,323
Cash at beginning of period	52,925,931	23,792,273
Cash at end of period	$57,437,086	$24,225,596

Cash paid during period - Interest	$677,151	$309,183
Net cash paid during period - Taxes	$15,547,439	$—

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

At June 30, 2025, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At June 30, 2025, Donegal Mutual held approximately 44% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 70% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2025.

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

	Three Months Ended June 30,
	2025		2024
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$14,476	$2,390	$3,522	$631
Denominator:
Weighted-average shares outstanding	30,678	5,577	27,845	5,577
Basic net income per share	$0.47	$0.43	$0.13	$0.11

Diluted net income per share:
Numerator:
Allocation of net income	$14,476	$2,390	$3,522	$631
Denominator:
Number of shares used in basic computation	30,678	5,577	27,845	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	659	—	—	—
Number of shares used in diluted computation	31,337	5,577	27,845	5,577
Diluted net income per share	$0.46	$0.43	$0.13	$0.11

Index
	Six Months Ended June 30,
	2025		2024
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$36,066	$6,005	$8,561	$1,547
Denominator:
Weighted-average shares outstanding	30,401	5,577	27,828	5,577
Basic net income per share	$1.19	$1.08	$0.31	$0.28

Diluted net income per share:
Numerator:
Allocation of net income	$36,066	$6,005	$8,561	$1,547
Denominator:
Number of shares used in basic computation	30,401	5,577	27,828	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	484	—	18	—
Number of shares used in diluted computation	30,885	5,577	27,846	5,577
Diluted net income per share	$1.17	$1.08	$0.31	$0.28

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted net income per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Number of options to purchase Class A shares excluded	—	4,942	—	1,697

4 -	Reinsurance

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

Index
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

In order to write automobile insurance in the state of Michigan, Atlantic States, MICO and The Peninsula Insurance Company are required to be members of the Michigan Catastrophic Claims Association (“MCCA”).  The MCCA provides reinsurance to Atlantic States, MICO and The Peninsula Insurance Company for personal automobile and commercial automobile personal injury claims in the state of Michigan over a set retention.

We report reinsurance receivable net of an allowance for expected credit losses. We base the allowance upon our ongoing review of amounts outstanding, historical loss data, changes in reinsurer credit standing and other relevant factors. We use a probability-of-default methodology, which reflects current and forecasted economic conditions, to estimate the allowance for expected credit losses.

5 -	Investments

The amortized cost and estimated fair values of our fixed maturities at June 30, 2025 were as follows:

	Carrying Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$86,159	$51	$86,210	$62	$6,192	$80,080
Obligations of states and political subdivisions	392,737	307	393,044	982	52,087	341,939
Corporate securities	248,642	1,010	249,652	1,101	9,664	241,089
Mortgage-backed securities	9,818	6	9,824	36	215	9,645
Totals	$737,356	$1,374	$738,730	$2,181	$68,158	$672,753

Index
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$61,448	$49	$2,123	$59,374
Obligations of states and political subdivisions	34,284	11	3,329	30,966
Corporate securities	196,089	703	4,841	191,951
Mortgage-backed securities	355,480	1,531	13,195	343,816
Totals	$647,301	$2,294	$23,488	$626,107

At June 30, 2025, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $241.0 million and an amortized cost of $278.9 million. Our holdings at June 30, 2025 also included special revenue bonds with an aggregate fair value of $131.9 million and an amortized cost of $148.4 million. With respect to both categories of those bonds, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category at June 30, 2025. Education bonds and water and sewer utility bonds represented 44% and 32%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at June 30, 2025. Many of the issuers of the special revenue bonds we held at June 30, 2025 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

Index
We have segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity.  We are amortizing this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $91,108 and $97,684 in other comprehensive income (loss) during the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025 and December 31, 2024, net unrealized losses of $944,467 and $1.0 million, respectively, remained within accumulated other comprehensive loss.

We show below the amortized cost and estimated fair value of our fixed maturities at June 30, 2025 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$19,662	$19,555
Due after one year through five years	149,602	144,315
Due after five years through ten years	251,554	237,412
Due after ten years	308,088	261,826
Mortgage-backed securities	9,824	9,645
Total held to maturity	$738,730	$672,753

Available for sale
Due in one year or less	$42,379	$42,184
Due after one year through five years	142,351	139,220
Due after five years through ten years	89,713	85,949
Due after ten years	17,378	14,938
Mortgage-backed securities	355,480	343,816
Total available for sale	$647,301	$626,107

The cost and estimated fair values of our equity securities at June 30, 2025 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$27,238	$13,820	$51	$41,007

The cost and estimated fair values of our equity securities at December 31, 2024 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$24,726	$12,087	$5	$36,808

Index
We present below gross gains and losses from investments and the change in the difference between fair value and cost of investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Gross realized gains:
Fixed maturities	$361	$82	$415	$5
Equity securities	687	—	687	—
	1,048	82	1,102	5
Gross realized losses:
Fixed maturities	1,730	—	1,730	—
Equity securities	—	—	—	—
	1,730	—	1,730	—
Net realized (losses) gains	(682)	82	(628)	5
Gross unrealized gains on equity securities	2,249	727	1,738	2,983
Gross unrealized losses on equity securities	—	(47)	(51)	(110)
Fixed maturities - credit impairment charges	(23)	(25)	14	(28)
Net investment gains	$1,544	$737	$1,073	$2,850

We held fixed maturities with unrealized losses representing declines that we considered temporary at June 30, 2025 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,839	$59	$105,310	$8,256
Obligations of states and political subdivisions	44,965	906	281,036	54,510
Corporate securities	33,245	431	278,611	14,074
Mortgage-backed securities	53,613	324	140,034	13,086
Totals	$151,662	$1,720	$804,991	$89,926

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2024 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,528	$350	$112,322	$11,907
Obligations of states and political subdivisions	37,675	824	292,852	57,537
Corporate securities	83,343	1,505	311,436	20,371
Mortgage-backed securities	112,950	1,262	153,960	17,791
Totals	$271,496	$3,941	$870,570	$107,606

Index
We make estimates concerning the valuation of our investments and, as applicable, the recognition of declines in the value of our investments.  For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to an available-for-sale debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we establish an allowance for credit loss. We then recognize the amount of the allowance in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. We regularly review the allowance for credit losses and recognize changes in the allowance in our results of operations. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. For held-to-maturity debt securities, we make estimates concerning expected credit losses at an aggregated level rather than monitoring individual debt securities for credit losses. We establish an allowance for expected credit losses based on an ongoing review of securities held, historical loss data, changes in issuer credit standing and other relevant factors. We utilize a probability-of-default methodology, which reflects current and forecasted economic conditions, to estimate the allowance for expected credit losses and recognize changes to the allowance in our results of operations. We held 794 debt securities that were in an unrealized loss position at June 30, 2025. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

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

We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues.

Financial data by segment is as follows:

	Three Months Ended June 30, 2025
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$138,527	$93,248	$231,775
Net investment income	12,540	—	—	12,540
Investment gains	1,544	—	—	1,544
Total segment revenues	14,084	138,527	93,248	245,859
Other				1,289
Total revenues				$247,148
Segment expenses:
Net losses and loss expenses	—	91,518	59,990	151,508
Other underwriting expenses	—	49,982	24,918	74,900
Policyholder dividends	—	819	—	819
Total segment expenses	—	142,319	84,908	227,227
SAP underwriting (loss) income	—	(3,792)	8,340	4,548
GAAP adjustments				840
GAAP underwriting income				5,388
Net investment income				12,540
Investment gains				1,544
Other				952
Income before income tax expense				$20,424

Index
	Three Months Ended June 30, 2024
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$134,489	$99,822	$234,311
Net investment income	11,068	—	—	11,068
Investment gains	737	—	—	737
Total segment revenues	11,805	134,489	99,822	246,116
Other				657
Total revenues				$246,773
Segment expenses:
Net losses and loss expenses	—	95,241	71,086	166,327
Other underwriting expenses	—	47,380	29,141	76,521
Policyholder dividends	—	1,187	—	1,187
Total segment expenses	—	143,808	100,227	244,035
SAP underwriting loss	—	(9,319)	(405)	(9,724)
GAAP adjustments				2,795
GAAP underwriting loss				(6,929)
Net investment income				11,068
Investment gains				737
Other				137
Income before income tax expense				$5,013

Index
	Six Months Ended June 30, 2025
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$274,743	$189,733	$464,476
Net investment income	24,524	—	—	24,524
Investment gains	1,073	—	—	1,073
Total segment revenues	25,597	274,743	189,733	490,073
Other				1,880
Total revenues				$491,953
Segment expenses:
Net losses and loss expenses	—	172,839	110,698	283,537
Other underwriting expenses	—	105,492	52,403	157,895
Policyholder dividends	—	1,578	—	1,578
Total segment expenses	—	279,909	163,101	443,010
SAP underwriting (loss) income	—	(5,166)	26,632	21,466
GAAP adjustments				3,405
GAAP underwriting income				24,871
Net investment income				24,524
Investment gains				1,073
Other				1,117
Income before income tax expense				$51,585

Index
	Six Months Ended June 30, 2024
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$266,581	$195,479	$462,060
Net investment income	22,041	—	—	22,041
Investment gains	2,850	—	—	2,850
Total segment revenues	24,891	266,581	195,479	486,951
Other				962
Total revenues				$487,913
Segment expenses:
Net losses and loss expenses	—	182,476	136,585	319,061
Other underwriting expenses	—	101,554	59,831	161,385
Policyholder dividends	—	2,241	—	2,241
Total segment expenses	—	286,271	196,416	482,687
SAP underwriting loss	—	(19,690)	(937)	(20,627)
GAAP adjustments				8,154
GAAP underwriting loss				(12,473)
Net investment income				22,041
Investment gains				2,850
Other				(157)
Income before income tax expense				$12,261

7 -	Borrowings

Lines of Credit

In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At June 30, 2025, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at an interest rate equal to the then-current Term SOFR rate plus 2.11%.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a fixed-rate cash advance of $35.0 million that was outstanding at June 30, 2025. The cash advance carries a fixed interest rate of 3.806% and is due in September 2026.  The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at June 30, 2025.

FHLB of Pittsburgh stock purchased and owned	$1,615,400
Collateral pledged, at par (carrying value $42,729,803)	45,100,016
Borrowing capacity currently available	5,438,917

Index
8 -	Share–Based Compensation

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

We recorded compensation expense related to our stock compensation plans of $300,056 and $278,337 for the three months ended June 30, 2025 and 2024, respectively, with a corresponding income tax benefit of $63,011 and $58,451, respectively. We recorded compensation expense related to our stock compensation plans of $596,992 and $564,338 for the six months ended June 30, 2025 and 2024, respectively, with a corresponding income tax benefit of $125,368 and $118,511, respectively. At June 30, 2025, we had $1.2 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 1.7 years.

We received cash from option exercises under our stock compensation plans during the three months ended June 30, 2025 of $5.8 million. We did not receive any cash from option exercises under our stock compensation plans during the three months ended June 30, 2024. We received cash from option exercises under our stock compensation plans during the six months ended June 30, 2025 and 2024 of $12.1 million and $236,624, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $476,276 and $0 for the three months ended June 30, 2025 and 2024, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $777,257 and $1,719 for the six months ended June 30, 2025 and 2024, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At June 30, 2025, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at June 30, 2025, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

We evaluate our assets and liabilities to determine the appropriate level at which to classify them for each reporting period. Based on our review of the methodology and summary of inputs the pricing services use, we have concluded that our Level 1 and Level 2 investments were classified properly at June 30, 2025 and December 31, 2024.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at June 30, 2025:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$59,374	$—	$59,374	$—
Obligations of states and political subdivisions	30,966	—	30,966	—
Corporate securities	191,951	—	191,951	—
Mortgage-backed securities	343,816	—	343,816	—
Equity securities	41,007	38,897	2,110	—
Total investments in the fair value hierarchy	$667,114	$38,897	$628,217	$—

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2024:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$83,793	$—	$83,793	$—
Obligations of states and political subdivisions	37,404	—	37,404	—
Corporate securities	202,932	—	202,932	—
Mortgage-backed securities	293,763	—	293,763	—
Equity securities	36,808	34,708	2,100	—
Totals	$654,700	$34,708	$619,992	$—

Index
10 -	Income Taxes

 At June 30, 2025 and December 31, 2024, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. In 2019, the Internal Revenue Service (“IRS”) began a federal income tax audit of our consolidated tax returns for tax years 2016 to 2018. No material issues have been raised and no adjustments have been proposed as a result of this ongoing audit. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $7.6 million for our net state operating loss carryforward, which will expire between 2025 and 2044. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $35.2 million and $37.5 million at June 30, 2025 and December 31, 2024, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

We have reviewed the provisions of the One Big Beautiful Bill Act (the “OBBBA”), signed into law on July 4, 2025. The tax provisions included within the OBBBA will not have a material impact on our financial position, results of operations or cash flows.

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

Index
We summarize activity in our insurance subsidiaries’ liabilities for losses and loss expenses as follows:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Balance at January 1	$1,120,985	$1,126,157
Less reinsurance recoverable	(416,621)	(437,014)
Net balance at January 1	704,364	689,143
Incurred related to:
Current year	296,423	325,407
Prior years	(13,473)	(9,150)
Total incurred	282,950	316,257
Paid related to:
Current year	121,284	129,555
Prior years	156,569	165,827
Total paid	277,853	295,382
Net balance at end of period	709,461	710,018
Plus reinsurance recoverable	407,549	437,401
Balance at end of period	$1,117,010	$1,147,419

Our insurance subsidiaries recognized a decrease in their liabilities for losses and loss expenses of prior years of $13.5 million and $9.2 million for the six months ended June 30, 2025 and 2024, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2025 development represented 1.9% of the December 31, 2024 net carried reserves and resulted from lower-than-expected loss emergence or severity primarily in the commercial automobile, commercial multi-peril and personal automobile lines of business, offset partially by unfavorable development in other commercial lines of business that we attribute to higher-than-anticipated case reserve development. The majority of the 2025 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and The Peninsula Insurance Company. The 2024 development represented 1.3% of the December 31, 2023 net carried reserves and resulted from lower-than-expected loss emergence or severity primarily in the commercial automobile, commercial multi-peril and personal automobile lines of business. The majority of the 2024 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the six months ended June 30, 2025.

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

Index
The following table presents the balances for fixed maturities classified as held-to-maturity, net of the allowance for expected credit losses, at June 30, 2025 and 2024 and changes in the allowance for expected credit losses for the three and six months ended June 30, 2025 and 2024.

	At and For the Three Months Ended June 30, 2025		At and For the Three Months Ended June 30, 2024
	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$706,098	$1,351	$683,399	$1,329
Current period change for expected credit losses		23		25
Balance at end of period	$737,356	$1,374	$690,580	$1,354

	At and For the Six Months Ended June 30, 2025		At and For the Six Months Ended June 30, 2024
	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$705,714	$1,388	$679,497	$1,326
Current period change for expected credit losses		(14)		28
Balance at end of period	$737,356	$1,374	$690,580	$1,354

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

The following table presents the balances for reinsurance receivable, net of the allowance for expected credit losses, at June 30, 2025 and 2024, and the changes in the allowance for expected credit losses for the three and six months ended June 30, 2025 and 2024.

	At and For the Three Months Ended June 30, 2025		At and For the Three Months Ended June 30, 2024
	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$403,382	$434	$435,505	$1,026
Current period change for expected credit losses		(102)		(94)
Balance at end of period	$411,125	$332	$440,858	$932

	At and For the Six Months Ended June 30, 2025		At and For the Six Months Ended June 30, 2024
	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$420,742	$391	$441,431	$1,394
Current period change for expected credit losses		(59)		(462)
Balance at end of period	$411,125	$332	$440,858	$932

Index
13 -	Impact of New Accounting Standards

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

Index
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in subsequent years due to a number of factors, including supply chain disruption, higher new and used automobile values, increases in the cost of replacement automobile parts and rising labor rates. These trend changes caused significant disruption to historical loss patterns and give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of replacement automobile parts and building materials, availability and cost of skilled labor, the rate of specialized plaintiff attorney involvement in claims, increasing plaintiff attorney utilization of litigation financing and its impact on litigation strategies and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items.  To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at June 30, 2025. At June 30, 2025, for every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $7.1 million.

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

Index
Our insurance subsidiaries’ liabilities for losses and loss expenses by major line of business at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Commercial lines:
Automobile	$176,212	$180,757
Workers’ compensation	132,936	129,406
Commercial multi-peril	217,265	208,676
Other	47,176	39,336
Total commercial lines	573,589	558,175
Personal lines:
Automobile	106,583	116,693
Homeowners	26,539	26,591
Other	2,750	2,905
Total personal lines	135,872	146,189
Total commercial and personal lines	709,461	704,364
Plus reinsurance recoverable	407,549	416,621
Total liabilities for losses and loss expenses	$1,117,010	$1,120,985

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

Index
Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at June 30, 2025	Percentage Change in Stockholders’ Equity at June 30, 2025(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2024	Percentage Change in Stockholders’ Equity at December 31, 2024(1)
(dollars in thousands)
(10.0)%	$638,515	9.3%	$633,928	10.2%
(7.5)	656,251	6.9	651,537	7.6
(5.0)	673,988	4.6	669,146	5.1
(2.5)	691,724	2.3	686,755	2.5
Base	709,461	—	704,364	—
2.5	727,198	(2.3)	721,973	(2.5)
5.0	744,934	(4.6)	739,582	(5.1)
7.5	762,671	(6.9)	757,191	(7.6)
10.0	780,407	(9.3)	774,800	(10.2)

(1)	Net of income tax effect.

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

Index
The following tables provide reconciliations of our net premiums earned to our net premiums written for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Commercial Lines	Personal Lines	Total
(in thousands)
Net premiums earned	$138,527	$93,248	$231,775
Change in net unearned premiums	6,387	(4,349)	2,038
Net premiums written	$144,914	$88,899	$233,813

	Three Months Ended June 30, 2024
	Commercial Lines	Personal Lines	Total
(in thousands)
Net premiums earned	$134,489	$99,822	$234,311
Change in net unearned premiums	7,759	5,119	12,878
Net premiums written	$142,248	$104,941	$247,189

	Six Months Ended June 30, 2025
	Commercial Lines	Personal Lines	Total
(in thousands)
Net premiums earned	$274,743	$189,733	$464,476
Change in net unearned premiums	30,789	(14,360)	16,429
Net premiums written	$305,532	$175,373	$480,905

	Six Months Ended June 30, 2024
	Commercial Lines	Personal Lines	Total
(in thousands)
Net premiums earned	$266,581	$195,479	$462,060
Change in net unearned premiums	31,161	5,410	36,571
Net premiums written	$297,742	$200,889	$498,631

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

Index
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

Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP Combined Ratios (Total Lines)
Loss ratio - core losses	50.1%	55.0%	52.1%	56.8%
Loss ratio - weather-related losses	11.1	10.6	7.4	7.7
Loss ratio - large fire losses	5.2	5.3	4.3	5.9
Loss ratio - net prior-year reserve development	(1.3)	(0.3)	(2.9)	(2.0)
Loss ratio	65.1	70.6	60.9	68.4
Expense ratio	32.2	31.9	33.4	33.8
Dividend ratio	0.4	0.5	0.3	0.5
Combined ratio	97.7%	103.0%	94.6%	102.7%

Statutory Combined Ratios
Commercial lines:
Automobile	97.7%	93.5%	94.6%	96.6%
Workers’ compensation	104.9	117.0	111.3	114.2
Commercial multi-peril	97.5	110.6	93.9	106.7
Other	119.8	94.3	110.6	88.3
Total commercial lines	101.0	104.9	97.8	103.3
Personal lines:
Automobile	79.3	95.6	82.2	97.7
Homeowners	115.1	103.1	99.0	102.7
Other	55.2	104.7	55.9	94.8
Total personal lines	91.7	98.6	87.5	99.4
Total commercial and personal lines	97.4%	102.2%	93.9%	101.7%

Index
Results of Operations - Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the second quarter of 2025 were $231.8 million, a decrease of $2.5 million, or 1.1%, compared to $234.3 million for the second quarter of 2024, primarily reflecting planned attrition and lower new business writings, offset partially by solid premium retention and renewal premium increases.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the second quarter of 2025 were $233.8 million, a decrease of $13.4 million, or 5.4%, from the $247.2 million of net premiums written for the second quarter of 2024. Commercial lines net premiums written increased $2.7 million, or 1.9%, for the second quarter of 2025 compared to the second quarter of 2024. Personal lines net premiums written decreased $16.0 million, or 15.3%, for the second quarter of 2025 compared to the second quarter of 2024. We attribute the increase in commercial lines net premiums written primarily to a continuation of renewal premium increases in lines other than workers’ compensation, offset partially by lower new business writings. We attribute the decrease in personal lines net premiums written primarily to lower new business writings and non-renewal actions, offset partially by a continuation of renewal premium rate increases and solid retention.

Investment Income. Our net investment income was $12.5 million for the second quarter of 2025, an increase of $1.4 million, or 13.3%, compared to $11.1 million for the second quarter of 2024. We attribute the increase primarily to an increase in the average investment yield relative to the second quarter of 2024.

Net Investment Gains. Net investment gains for the second quarter of 2025 were $1.5 million, compared to $736,669 for the second quarter of 2024. The net investment gains for the second quarter of 2025 were primarily related to unrealized gains in the fair value of equity securities held at June 30, 2025 and realized gains on the sale of equity securities, offset partially by net realized investment losses on the sale of available-for-sale fixed-maturity securities.  Net investment gains for the second quarter of 2024 were primarily related to unrealized gains in the fair value of equity securities held at June 30, 2024. We did not recognize any impairment losses for individual securities in our investment portfolio during the second quarter of 2025 or 2024.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 65.1% for the second quarter of 2025, a decrease from our insurance subsidiaries’ loss ratio of 70.6% for the second quarter of 2024. The core loss ratio, which excludes weather-related losses, large fire losses and net development of reserves for losses incurred in prior accident years, was 50.1% for the second quarter of 2025, a decrease from the core loss ratio of 55.0% for the second quarter of 2024. For the commercial lines segment, the core loss ratio of 54.5% for the second quarter of 2025 decreased modestly from 54.8% for the second quarter of 2024. For the personal lines segment, the core loss ratio of 43.3% for the second quarter of 2025 decreased from 55.3% for the second quarter of 2024. We attribute this decrease primarily to the favorable impact of premium rate increases on net premiums earned for the personal lines segment. Weather-related losses were $25.8 million, or 11.1 percentage points of the loss ratio, for the second quarter of 2025, compared to $24.7 million, or 10.6 percentage points of the loss ratio, for the second quarter of 2024. The impact of weather-related loss activity to the loss ratio for the second quarter of 2025 was higher than our previous five-year average of 9.2 percentage points for second quarter weather-related losses. Large fire losses, which we define as individual fire losses in excess of $50,000, for the second quarter of 2025 were $12.1 million, or 5.2 percentage points of the loss ratio, compared to $12.5 million, or 5.3 percentage points of the loss ratio, for the second quarter of 2024. Our insurance subsidiaries’ commercial lines loss ratio was 65.8% for the second quarter of 2025, compared to 70.4% for the second quarter of 2024, primarily due to decreases in the commercial multi-peril loss and workers’ compensation loss ratios. The personal lines loss ratio of our insurance subsidiaries decreased to 64.1% for the second quarter of 2025, compared to 70.8% for the second quarter of 2024. We attribute this decrease primarily to a decrease in the personal automobile loss ratio. Our insurance subsidiaries experienced favorable loss reserve development for the second quarter of 2025 of $3.0 million that decreased the loss ratio by 1.3 percentage points, compared to $757,866 of favorable loss reserve development that decreased the loss ratio for the second quarter of 2024 by 0.3 percentage points. Our insurance subsidiaries experienced favorable development primarily in the personal automobile and homeowners lines of business for the second quarter of 2025, offset partially by unfavorable development in other commercial lines of business that we primarily attribute to higher-than-anticipated case reserve development.

Index
Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 32.2% for the second quarter of 2025, compared to 31.9% for the second quarter of 2024. The increase in the expense ratio primarily reflected higher underwriting-based incentive costs for agents and employees, partially offset by the favorable impact of ongoing expense management initiatives. The impact from allocated costs from Donegal Mutual to our insurance subsidiaries related to the ongoing systems modernization project peaked at approximately 1.3 percentage points of the expense ratio for the full year of 2024, and we expect that impact to subside gradually over the next several years. Allocated costs related to that project represented approximately 1.0 percentage point of the expense ratio for the second quarter of 2025, and we expect the full year 2025 expense ratio impact will also be approximately 1.0 percentage point.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 97.7% and 103.0% for the second quarter of 2025 and 2024, respectively. We attribute the decrease in the combined ratio primarily to a decrease in the loss ratio for the second quarter of 2025 compared to the second quarter of 2024.

Income Tax Expense. We recorded income tax expense of $3.6 million for the second quarter of 2025, representing an effective tax rate of 17.4%. We recorded income tax expense of $859,665 for the second quarter of 2024, representing an effective tax rate of 17.2%. The income tax expense for the second quarter of 2025 and 2024 represented estimates based on our projected annual taxable income and effective tax rates.

Net Income and Net Income Per Share. Our net income for the second quarter of 2025 was $16.9 million, or $.46 per share of Class A common stock on a diluted basis and $.43 per share of Class B common stock, compared to $4.2 million, or $.13 per share of Class A common stock on a diluted basis and $.11 per share of Class B common stock, for the second quarter of 2024. We had 30.9 million and 27.9 million Class A shares outstanding at June 30, 2025 and 2024, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Results of Operations - Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first half of 2025 were $464.5 million, an increase of $2.4 million, or 0.5%, compared to $462.1 million for the first half of 2024, primarily reflecting solid premium retention and renewal premium increases, offset partially by lower new business writings.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the first half of 2025 were $480.9 million, a decrease of $17.7 million, or 3.6%, from the $498.6 million of net premiums written for the first half of 2024. Commercial lines net premiums written increased $7.8 million, or 2.6%, for the first half of 2025 compared to the first half of 2024. Personal lines net premiums written decreased $25.5 million, or 12.7%, for the first half of 2025 compared to the first half of 2024. We attribute the increase in commercial lines net premiums written primarily to solid retention and a continuation of renewal premium increases in lines other than workers’ compensation, offset partially by lower new business writings. We attribute the decrease in personal lines net premiums written primarily to lower new business writings and non-renewal actions, offset partially by a continuation of renewal premium rate increases and solid retention.

Investment Income. Our net investment income was $24.5 million for the first half of 2025, an increase of $2.5 million, or 11.3%, compared to $22.0 million for the first half of 2024. We attribute the increase primarily to an increase in the average investment yield relative to the first half of 2024.

Net Investment Gains. Net investment gains for the first half of 2025 were $1.1 million, compared to $2.9 million for the first half of 2024. The net investment gains for the first half of 2025 primarily related to unrealized gains in the fair value of equity securities held at June 30, 2025 and realized gains on the sale of equity securities, offset partially by net realized investment losses on the sale of available-for-sale fixed-maturity securities. The net investment gains for the first half of 2024 primarily related to unrealized gains in the fair value of our equity securities portfolio at June 30, 2024. We did not recognize any impairment losses for individual securities in our investment portfolio during the first half of 2025 or 2024.

Index
Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 60.9% for the first half of 2025, a decrease from our insurance subsidiaries’ loss ratio of 68.4% for the first half of 2024. The core loss ratio, which excludes weather-related losses, large fire losses and net development of reserves for losses incurred in prior accident years, was 52.1% for the first half of 2025, compared to 56.8% for the first half of 2024. For the commercial lines segment, the core loss ratio of 56.4% for the first half of 2025 decreased modestly from 56.9% for the first half of 2024. For the personal lines segment, the core loss ratio of 46.0% for the first half of 2025 decreased from 56.6% for the first half of 2024. Weather-related losses were $34.4 million, or 7.4 percentage points of the loss ratio, for the first half of 2025, compared to $35.5 million, or 7.7 percentage points of the loss ratio, for the first half of 2024. Large fire losses for the first half of 2025 were $19.8 million, or 4.3 percentage points of the loss ratio, compared to $27.4 million, or 5.9 percentage points of the loss ratio, for the first half of 2024. Our insurance subsidiaries’ commercial lines loss ratio was 62.9% for the first half of 2025, compared to 67.9% for the first half of 2024, primarily due to decreases in the commercial multi-peril and workers’ compensation loss ratios. The personal lines loss ratio of our insurance subsidiaries decreased to 58.2% for the first half of 2025, compared to 69.1% for the first half of 2024. We attribute this decrease primarily to a decrease in the personal automobile loss ratio. Our insurance subsidiaries experienced favorable loss reserve development for the first half of 2025 of approximately $13.5 million that decreased the loss ratio by 2.9 percentage points, compared to $9.2 million that decreased the loss ratio for the first half of 2024 by 2.0 percentage points. Our insurance subsidiaries experienced favorable development primarily in the commercial automobile, commercial multi-peril and personal automobile lines of business for the first half of 2025, offset partially by unfavorable development in other commercial lines of business that we attribute to higher-than-anticipated case reserve development.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 33.4% for the first half of 2025, compared to 33.8% for the first half of 2024. The decrease in the expense ratio primarily reflected impacts of expense management initiatives, offset partially by higher underwriting-based incentive costs for agents and employees. The impact from allocated costs from Donegal Mutual to our insurance subsidiaries related to the ongoing systems modernization project peaked at approximately 1.3 percentage points of the expense ratio for the full year of 2024 and we expect the full year 2025 expense ratio impact will be approximately 1.0 percentage point.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 94.6% and 102.7% for the first half of 2025 and 2024, respectively. We attribute the decrease in the combined ratio primarily to a decrease in the loss ratio for the first half of 2025 compared to the first half of 2024.

Income Tax Expense. We recorded income tax expense of $9.5 million for the first half of 2025, representing an effective tax rate of 18.4%. We recorded income tax expense of $2.2 million for the first half of 2024, representing an effective tax rate of 17.6%. The income tax expense for the first half of 2025 and 2024 represented estimates based on our projected annual taxable income and effective tax rates.

Net Income and Net Income Per Share. Our net income for the first half of 2025 was $42.1 million, or $1.17 per share of Class A common stock on a diluted basis and $1.08 per share of Class B common stock, compared to $10.1 million, or $.31 per share of Class A common stock on a diluted basis and $.28 per share of Class B common stock, for the first half of 2024. We had 30.9 million and 27.9 million Class A shares outstanding at June 30, 2025 and 2024, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and maturing investments.

Index
We have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the underwriting pool. Because we settle the pool monthly, our cash flows are substantially similar to the cash flows that would result from the underwriting of direct business. We maintain a high degree of liquidity in our investment portfolio in the form of marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective. This laddering approach provides an additional measure of liquidity to meet our obligations and the obligations of our insurance subsidiaries should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first six months of 2025 and 2024 were $37.9 million and $26.5 million, respectively.

At June 30, 2025, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at an interest rate equal to the then-current Term SOFR rate plus 2.11%. At June 30, 2025, Atlantic States had a $35.0 million outstanding advance with the FHLB of Pittsburgh that carries a fixed interest rate of 3.806% and is due in September 2026. We discuss in Note 7 – Borrowings our estimate of the timing of the amounts payable for the borrowings under our lines of credit based on their contractual maturities.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the six months ended June 30, 2025 or 2024. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through June 30, 2025.

On July 17, 2025, our board of directors declared quarterly cash dividends of $.1825 per share of our Class A common stock and $.165 per share of our Class B common stock, payable on August 15, 2025 to our stockholders of record as of the close of business on August 1, 2025. There are no restrictions on our payment of dividends to our stockholders, although there are restrictions under applicable state laws on the payment of dividends from our insurance subsidiaries to us, which is a significant source of cash for payment of stockholder dividends by us. Our insurance subsidiaries are required by law to maintain minimum surplus on a statutory basis and are subject to regulations under which their payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including the RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2024.  Our insurance subsidiaries did not pay any dividends to us during the first six months of 2025. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2025 are $40.7 million from Atlantic States, $7.8 million from MICO and $4.7 million from Peninsula, or a total of approximately $53.3 million.

At June 30, 2025, we had no material commitments for capital expenditures.

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

 There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2024 through June 30, 2025.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2025, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Index
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

We base all statements contained in this Quarterly Report on Form 10-Q that are not historic facts on our current expectations. Such statements are forward-looking in nature (as defined in the Private Securities Litigation Reform Act of 1995) and necessarily involve risks and uncertainties. Forward-looking statements we make may be identified by our use of words such as “will,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “seek,” “estimate” and similar expressions. Our actual results could vary materially from our forward-looking statements. The factors that could cause our actual results to vary materially from the forward-looking statements we have previously made include, but are not limited to, adverse litigation and other trends that could increase our loss costs (including labor shortages, escalating medical, automobile and property repair costs, including due to tariffs and increasing plaintiff attorney utilization of litigation financing), adverse and catastrophic weather events (including from changing climate conditions), our ability to maintain profitable operations (including our ability to underwrite risks effectively and charge adequate premium rates), the adequacy of the loss and loss expense reserves of our insurance subsidiaries, the availability and successful operation of the information technology systems our insurance subsidiaries utilize, the successful development of new information technology systems to allow our insurance subsidiaries to compete effectively, business and economic conditions in the areas in which we and our insurance subsidiaries operate, interest rates, competition from various insurance and other financial businesses, terrorism, the availability and cost of reinsurance, legal and judicial developments (including those related to COVID-19 business interruption coverage exclusions), changes in regulatory requirements, our ability to attract and retain independent insurance agents, changes in our A.M. Best rating and the other risks that we describe from time to time in our filings with the Securities and Exchange Commission. We disclaim any obligation to update such statements or to announce publicly the results of any revisions that we may make to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Index
Part II. Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2024 Annual Report on Form 10-K that we filed with the SEC on March 10, 2025. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the six months ended June 30, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1-30, 2025	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None	(1)

Month #2 May 1-31, 2025	Class A – 107,239 Class B – None	Class A – $14.43 Class B – None	Class A – 107,239 Class B – None	(1)

Month #3 June 1-30, 2025	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None	(1)

Total	Class A – 107,239 Class B – None	Class A – $14.43 Class B – None	Class A – 107,239 Class B – None

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

DONEGAL GROUP INC.

August 5, 2025	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

August 5, 2025	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer