Form 10-Q
period 2025-09-30
DONEGAL GROUP INC
filed 2025-11-04
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,064,786 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on October 31, 2025.

DONEGAL GROUP INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (net of allowance for expected credit losses of $1,272,622 and $1,388,240)	$761,409,462	$705,713,916
Available for sale, at fair value	642,657,930	617,891,862
Equity securities, at fair value	43,637,074	36,807,810
Short-term investments, at cost, which approximates fair value	37,432,420	24,558,744
Total investments	1,485,136,886	1,384,972,332
Cash	38,571,476	52,925,931
Accrued investment income	11,459,164	10,361,959
Premiums receivable	192,896,079	181,106,519
Reinsurance receivable (net of allowance for expected credit losses of $340,757 and $391,432)	403,763,714	420,741,855
Deferred policy acquisition costs	73,423,403	73,346,967
Deferred tax asset, net	14,002,759	18,769,861
Prepaid reinsurance premiums	180,412,938	176,161,872
Property and equipment, net	2,366,252	2,479,183
Accounts receivable - securities	—	24,924
Federal income taxes recoverable	4,403,466	—
Due from affiliate	8,647,871	8,410,090
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	9,918	147,126
Total assets	$2,421,677,290	$2,336,031,983
Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$1,114,301,536	$1,120,985,050
Unearned premiums	622,948,885	612,476,068
Accrued expenses	2,500,859	2,916,705
Reinsurance balances payable	2,912,424	4,345,426
Borrowings under lines of credit	35,000,000	35,000,000
Cash dividends declared to stockholders	—	6,031,078
Federal income taxes payable	—	356,103
Accounts payable - securities	7,975,071	—
Other	8,596,657	8,145,422
Total liabilities	1,794,235,432	1,790,255,852
Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 50,000,000 shares, issued 34,037,415 and 32,954,347 shares and outstanding 31,034,827 and 29,951,759 shares	340,375	329,544
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	386,550,965	369,679,946
Accumulated other comprehensive loss	(12,083,931)	(28,200,481)
Retained earnings	293,804,314	245,136,987
Treasury stock, at cost	(41,226,357)	(41,226,357)
Total stockholders’ equity	627,441,858	545,776,131
Total liabilities and stockholders’ equity	$2,421,677,290	$2,336,031,983

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
	2025	2024
Revenues:
Net premiums earned	$229,822,240	$237,957,051
Investment income, net of investment expenses	13,942,503	10,826,991
Net investment gains (includes ($1,472,009) and ($69,478) accumulated other comprehensive income reclassifications)	1,272,277	1,875,466
Lease income	74,671	77,335
Installment payment fees	807,427	1,000,702
Total revenues	245,919,118	251,737,545
Expenses:
Net losses and loss expenses	142,715,240	146,425,777
Amortization of deferred policy acquisition costs	37,218,000	40,200,000
Other underwriting expenses	39,688,044	41,827,018
Policyholder dividends	731,131	1,006,645
Interest	340,425	367,583
Other expenses, net	176,750	1,499,217
Total expenses	220,869,590	231,326,240
Income before income tax expense	25,049,528	20,411,305
Income tax expense (includes $309,122 and $14,590 income tax benefit from reclassification items)	4,969,314	3,659,775
Net income	$20,080,214	$16,751,530
Net income per share:
Class A common stock - basic	$0.56	$0.51
Class A common stock - diluted	$0.55	$0.51
Class B common stock - basic and diluted	$0.51	$0.46

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
	2025	2024
Net income	$20,080,214	$16,751,530
Other comprehensive income, net of tax
Unrealized income on securities:
Unrealized holding income during the period, net of income tax expense of $1,125,235 and $3,682,547	4,270,170	13,853,387
Reclassification adjustment for losses included in net income, net of income tax benefit of $309,122 and $14,590	1,162,887	54,888
Other comprehensive income	5,433,057	13,908,275
Comprehensive income	$25,513,271	$30,659,805

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Revenues:
Net premiums earned	$694,298,723	$700,016,877
Investment income, net of investment expenses	38,466,439	32,867,817
Net investment gains (includes ($2,787,258) and ($65,121) accumulated other comprehensive income reclassifications)	2,345,137	4,725,513
Lease income	227,779	236,662
Installment payment fees	2,533,937	1,804,091
Total revenues	737,872,015	739,650,960
Expenses:
Net losses and loss expenses	425,665,512	462,682,511
Amortization of deferred policy acquisition costs	115,950,000	120,458,000
Other underwriting expenses	116,032,926	117,604,295
Policyholder dividends	2,309,462	3,247,853
Interest	1,010,175	676,766
Other expenses, net	269,106	2,309,392
Total expenses	661,237,181	706,978,817
Income before income tax expense	76,634,834	32,672,143
Income tax expense (includes $585,324 and $13,675 income tax benefit from reclassification items)	14,483,326	5,812,285
Net income	$62,151,508	$26,859,858
Net income per share:
Class A common stock - basic	$1.74	$0.82
Class A common stock - diluted	$1.72	$0.81
Class B common stock - basic and diluted	$1.58	$0.74

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Net income	$62,151,508	$26,859,858
Other comprehensive income, net of tax
Unrealized income on securities:
Unrealized holding income during the period, net of income tax expense of $3,698,822 and $3,157,722	13,914,616	11,879,087
Reclassification adjustment for losses included in net income, net of income tax benefit of $585,324 and $13,675	2,201,934	51,446
Other comprehensive income	16,116,550	11,930,533
Comprehensive income	$78,268,058	$38,790,391

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Nine Months Ended September 30, 2025

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2024	32,954,347	5,649,240	$329,544	$56,492	$369,679,946	$(28,200,481)	$245,136,987	$(41,226,357)	$545,776,131
Issuance of common stock (stock compensation plans)	36,500	—	365	—	444,142	—	—	—	444,507
Share-based compensation	438,380	—	4,384	—	6,571,130	—	—	—	6,575,514
Net income	—	—	—	—	—	—	25,205,174	—	25,205,174
Cash dividends declared	—	—	—	—	—	—	(6,556)	—	(6,556)
Grant of stock options	—	—	—	—	168,699	—	(168,699)	—	—
Other comprehensive income	—	—	—	—	—	6,728,245	—	—	6,728,245
Balance, March 31, 2025	33,429,227	5,649,240	$334,293	$56,492	$376,863,917	$(21,472,236)	$270,166,906	$(41,226,357)	$584,723,015
Issuance of common stock (stock compensation plans)	27,102	—	271	—	506,971	—	—	—	507,242
Share-based compensation	406,085	—	4,061	—	6,099,313	—	—	—	6,103,374
Net income	—	—	—	—	—	—	16,866,120	—	16,866,120
Cash dividends declared	—	—	—	—	—	—	(6,485,554)	—	(6,485,554)
Grant of stock options	—	—	—	—	76,115	—	(76,115)	—	—
Other comprehensive income	—	—	—	—	—	3,955,248	—	—	3,955,248
Balance, June 30, 2025	33,862,414	5,649,240	$338,625	$56,492	$383,546,316	$(17,516,988)	$280,471,357	$(41,226,357)	$605,669,445
Issuance of common stock (stock compensation plans)	25,328	—	253	—	357,986	—	—	—	358,239
Share-based compensation	149,673	—	1,497	—	2,460,778	—	—	—	2,462,275
Net income	—	—	—	—	—	—	20,080,214	—	20,080,214
Cash dividends declared	—	—	—	—	—	—	(6,561,372)	—	(6,561,372)
Grant of stock options	—	—	—	—	185,885	—	(185,885)	—	—
Other comprehensive income	—	—	—	—	—	5,433,057	—	—	5,433,057
Balance, September 30, 2025	34,037,415	5,649,240	$340,375	$56,492	$386,550,965	$(12,083,931)	$293,804,314	$(41,226,357)	$627,441,858

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

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$62,151,508	$26,859,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	2,649,815	2,877,843
Net investment gains	(2,345,137)	(4,725,513)
Changes in assets and liabilities:
Losses and loss expenses	(6,683,514)	8,695,604
Unearned premiums	10,472,817	47,458,942
Premiums receivable	(11,789,560)	(14,662,164)
Deferred acquisition costs	(76,436)	(3,441,052)
Deferred income taxes	482,956	73,149
Reinsurance receivable	16,978,141	7,353,674
Prepaid reinsurance premiums	(4,251,066)	(16,639,438)
Accrued investment income	(1,097,205)	(864,579)
Due from affiliate	(237,781)	(15,492,085)
Reinsurance balances payable	(1,433,002)	(5,369,148)
Current income taxes	(4,759,569)	5,726,637
Accrued expenses	(415,846)	(959,576)
Other, net	586,963	2,346,248
Net adjustments	(1,918,424)	12,378,542
Net cash provided by operating activities	60,233,084	39,238,400
Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(82,373,947)	(38,788,763)
Purchases of fixed maturities, available for sale	(211,471,122)	(103,059,218)
Purchases of equity securities, available for sale	(2,512,570)	(6,680,114)
Maturity of fixed maturities:
Held to maturity	25,567,921	23,520,685
Available for sale	95,926,329	80,297,679
Sales of fixed maturities:
Available for sale	114,705,284	3,943,799
Sales of equity securities, available for sale	2,145,314	1,574,265
Net purchases of property and equipment	(102)	—
Net (purchases) sales of short-term investments	(12,873,676)	16,500,623
Net cash used in investing activities	(70,886,569)	(22,691,044)
Cash Flows from Financing Activities:
Cash dividends paid	(19,084,560)	(16,927,483)
Issuance of common stock	15,383,590	5,238,628
Net cash used in financing activities	(3,700,970)	(11,688,855)
Net (decrease) increase in cash	(14,354,455)	4,858,501
Cash at beginning of period	52,925,931	23,792,273
Cash at end of period	$38,571,476	$28,650,774

Cash paid during period - Interest	$1,013,876	$632,363
Net cash paid during period - Taxes	$18,747,439	$—

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

At September 30, 2025, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At September 30, 2025, Donegal Mutual held approximately 44% of our outstanding Class A common stock and approximately 84% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 70% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

In September 2025, we entered into a renewal rights agreement with a farm-focused Pennsylvania-based mutual insurance company to provide a continuation option for our farm policyholders when we begin to non-renew all farm policies as they expire beginning in the second quarter of 2026. We determined that the costs required to modernize our legacy farm product and systems were higher than the projected return on investment for this non-core line of business that represents approximately $6 million in premiums. We currently include farm policies within other commercial lines in our line of business reporting.

Index
2 -	Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2025.

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

		Three Months Ended September 30,
	2025		2024
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$17,257	$2,823	$14,189	$2,563
Denominator:
Weighted-average shares outstanding	30,954	5,577	27,978	5,577
Basic net income per share	$0.56	$0.51	$0.51	$0.46

Diluted net income per share:
Numerator:
Allocation of net income	$17,257	$2,823	$14,189	$2,563
Denominator:
Number of shares used in basic computation	30,954	5,577	27,978	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	486	—	80	—
Number of shares used in diluted computation	31,440	5,577	28,058	5,577
Diluted net income per share	$0.55	$0.51	$0.51	$0.46

Index
		Nine Months Ended September 30,
	2025		2024
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$53,331	$8,821	$22,746	$4,114
Denominator:
Weighted-average shares outstanding	30,587	5,577	27,879	5,577
Basic net income per share	$1.74	$1.58	$0.82	$0.74

Diluted net income per share:
Numerator:
Allocation of net income	$53,331	$8,821	$22,746	$4,114
Denominator:
Number of shares used in basic computation	30,587	5,577	27,879	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	485	—	38	—
Number of shares used in diluted computation	31,072	5,577	27,917	5,577
Diluted net income per share	$1.72	$1.58	$0.81	$0.74

We did not include outstanding options to purchase the following number of shares of Class A common stock in our computation of diluted net income per share because the exercise price of the options exceeded the average market price of our Class A common stock during the applicable periods.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
	(in thousands)
Number of options to purchase Class A shares excluded	—	867	—	881

4 -	Reinsurance

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

5 -	Investments

The amortized cost and estimated fair values of our fixed maturities at September 30, 2025 were as follows:

	Carrying Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$84,699	$51	$84,750	$80	$5,407	$79,423
Obligations of states and political subdivisions	418,191	322	418,513	2,338	43,513	377,338
Corporate securities	249,405	895	250,300	2,322	7,705	244,917
Mortgage-backed securities	9,114	5	9,119	59	173	9,005
Totals	$761,409	$1,273	$762,682	$4,799	$56,798	$710,683

Index
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$54,431	$125	$1,631	$52,925
Obligations of states and political subdivisions	44,599	288	2,472	42,415
Corporate securities	145,782	1,048	2,955	143,875
Mortgage-backed securities	412,255	2,590	11,402	403,443
Totals	$657,067	$4,051	$18,460	$642,658

At September 30, 2025, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $274.4 million and an amortized cost of $304.7 million. Our holdings at September 30, 2025 also included special revenue bonds with an aggregate fair value of $145.4 million and an amortized cost of $158.4 million. With respect to both categories of those bonds, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category at September 30, 2025. Education bonds and water and sewer utility bonds represented 45% and 32%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at September 30, 2025. Many of the issuers of the special revenue bonds we held at September 30, 2025 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

Index
We have segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We are amortizing this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $136,807 and $149,274 in other comprehensive income during the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025 and December 31, 2024, net unrealized losses of $898,768 and $1.0 million, respectively, remained within accumulated other comprehensive loss.

We show below the amortized cost and estimated fair value of our fixed maturities at September 30, 2025 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$18,931	$18,895
Due after one year through five years	158,572	153,148
Due after five years through ten years	246,057	236,617
Due after ten years	330,003	293,018
Mortgage-backed securities	9,119	9,005
Total held to maturity	$762,682	$710,683

Available for sale
Due in one year or less	$33,144	$32,936
Due after one year through five years	87,073	85,653
Due after five years through ten years	82,935	80,455
Due after ten years	41,660	40,171
Mortgage-backed securities	412,255	403,443
Total available for sale	$657,067	$642,658

The cost and estimated fair values of our equity securities at September 30, 2025 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$27,238	$16,431	$32	$43,637

The cost and estimated fair values of our equity securities at December 31, 2024 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$24,726	$12,087	$5	$36,808

Index
We present below gross gains and losses from investments and the change in the difference between fair value and cost of investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Gross realized gains:
Fixed maturities	$399	$69	$814	$74
Equity securities	—	72	687	72
	399	141	1,501	146
Gross realized losses:
Fixed maturities	1,857	139	3,587	139
Equity securities	—	71	—	71
	1,857	210	3,587	210
Net realized losses	(1,458)	(69)	(2,086)	(64)
Gross unrealized gains on equity securities	2,629	2,073	4,348	4,947
Gross unrealized losses on equity securities	—	—	(32)	—
Fixed maturities - credit impairment charges	101	(129)	115	(157)
Net investment gains	$1,272	$1,875	$2,345	$4,726

We held fixed maturities with unrealized losses representing declines that we considered temporary at September 30, 2025 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$13,793	$28	$98,605	$7,010
Obligations of states and political subdivisions	24,753	219	283,290	45,766
Corporate securities	10,498	87	222,106	10,573
Mortgage-backed securities	79,738	373	122,041	11,202
Totals	$128,782	$707	$726,042	$74,551

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2024 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,528	$350	$112,322	$11,907
Obligations of states and political subdivisions	37,675	824	292,852	57,537
Corporate securities	83,343	1,505	311,436	20,371
Mortgage-backed securities	112,950	1,262	153,960	17,791
Totals	$271,496	$3,941	$870,570	$107,606

Index
We make estimates concerning the valuation of our investments and, as applicable, the recognition of declines in the value of our investments. For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to an available-for-sale debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we establish an allowance for credit loss. We then recognize the amount of the allowance in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. We regularly review the allowance for credit losses and recognize changes in the allowance in our results of operations. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. For held-to-maturity debt securities, we make estimates concerning expected credit losses at an aggregated level rather than monitoring individual debt securities for credit losses. We establish an allowance for expected credit losses based on an ongoing review of securities held, historical loss data, changes in issuer credit standing and other relevant factors. We utilize a probability-of-default methodology, which reflects current and forecasted economic conditions, to estimate the allowance for expected credit losses and recognize changes to the allowance in our results of operations. We held 692 debt securities that were in an unrealized loss position at September 30, 2025. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

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

Our chief operating decision maker is our Chief Executive Officer. Our Chief Executive Officer evaluates the performance of the commercial lines and personal lines primarily based upon our insurance subsidiaries’ underwriting results as determined under statutory accounting principles (“SAP”). This segmentation is consistent with the segmentation we utilize to manage our business. We make resource allocation decisions based upon historical underwriting results as well as perceived opportunities for future profitable growth within each segment.

We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues.

Financial data by segment is as follows:

	Three Months Ended September 30, 2025
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$140,289	$89,533	$229,822
Net investment income	13,943	—	—	13,943
Investment gains	1,272	—	—	1,272
Total segment revenues	15,215	140,289	89,533	245,037
Other				882
Total revenues				$245,919
Segment expenses:
Net losses and loss expenses	—	83,730	58,905	142,635
Other underwriting expenses	—	47,653	25,857	73,510
Policyholder dividends	—	731	—	731
Total segment expenses	—	132,114	84,762	216,876
SAP underwriting income	—	8,175	4,771	12,946
GAAP adjustments				(3,476)
GAAP underwriting income				9,470
Net investment income				13,943
Investment gains				1,272
Other				365
Income before income tax expense				$25,050

Index
	Three Months Ended September 30, 2024
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$136,401	$101,556	$237,957
Net investment income	10,827	—	—	10,827
Investment gains	1,875	—	—	1,875
Total segment revenues	12,702	136,401	101,556	250,659
Other				1,078
Total revenues				$251,737
Segment expenses:
Net losses and loss expenses	—	71,488	75,747	147,235
Other underwriting expenses	—	46,471	32,699	79,170
Policyholder dividends	—	1,007	—	1,007
Total segment expenses	—	118,966	108,446	227,412
SAP underwriting income (loss)	—	17,435	(6,890)	10,545
GAAP adjustments				(2,047)
GAAP underwriting income				8,498
Net investment income				10,827
Investment gains				1,875
Other				(789)
Income before income tax expense				$20,411

Index
	Nine Months Ended September 30, 2025
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$415,032	$279,267	$694,299
Net investment income	38,466	—	—	38,466
Investment gains	2,345	—	—	2,345
Total segment revenues	40,811	415,032	279,267	735,110
Other				2,762
Total revenues				$737,872
Segment expenses:
Net losses and loss expenses	—	256,569	169,603	426,172
Other underwriting expenses	—	153,141	78,260	231,401
Policyholder dividends	—	2,309	—	2,309
Total segment expenses	—	412,019	247,863	659,882
SAP underwriting income	—	3,013	31,404	34,417
GAAP adjustments				(76)
GAAP underwriting income				34,341
Net investment income				38,466
Investment gains				2,345
Other				1,483
Income before income tax expense				$76,635

Index
	Nine Months Ended September 30, 2024
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$402,982	$297,035	$700,017
Net investment income	32,868	—	—	32,868
Investment gains	4,726	—	—	4,726
Total segment revenues	37,594	402,982	297,035	737,611
Other				2,040
Total revenues				$739,651
Segment expenses:
Net losses and loss expenses	—	253,968	212,332	466,300
Other underwriting expenses	—	148,021	92,530	240,551
Policyholder dividends	—	3,248	—	3,248
Total segment expenses	—	405,237	304,862	710,099
SAP underwriting loss	—	(2,255)	(7,827)	(10,082)
GAAP adjustments				6,106
GAAP underwriting loss				(3,976)
Net investment income				32,868
Investment gains				4,726
Other				(946)
Income before income tax expense				$32,672

7 -	Borrowings

Lines of Credit

In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At September 30, 2025, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at an interest rate equal to the then-current Term SOFR rate plus 2.11%.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a fixed-rate cash advance of $35.0 million that was outstanding at September 30, 2025. The cash advance carries a fixed interest rate of 3.806% and is due in September 2026. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at September 30, 2025.

FHLB of Pittsburgh stock purchased and owned	$1,615,400
Collateral pledged, at par (carrying value $41,498,061)	43,565,579
Borrowing capacity currently available	4,334,579

Index
8 -	Share–Based Compensation

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

We recorded compensation expense related to our stock compensation plans of $296,162 and $209,496 for the three months ended September 30, 2025 and 2024, respectively, with a corresponding income tax benefit of $62,194 and $43,994, respectively. We recorded compensation expense related to our stock compensation plans of $893,154 and $773,834 for the nine months ended September 30, 2025 and 2024, respectively, with a corresponding income tax benefit of $187,562 and $162,505, respectively. At September 30, 2025, we had $1.0 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 1.4 years.

We received cash from option exercises under our stock compensation plans during the three months ended September 30, 2025 and 2024 of $2.1 million and $3.7 million, respectively. We received cash from option exercises under our stock compensation plans during the nine months ended September 30, 2025 and 2024 of $14.2 million and $4.0 million, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $132,692 and $35,339 for the three months ended September 30, 2025 and 2024, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $909,949 and $37,058 for the nine months ended September 30, 2025 and 2024, respectively.

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

We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At September 30, 2025, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at September 30, 2025, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

We evaluate our assets and liabilities to determine the appropriate level at which to classify them for each reporting period. Based on our review of the methodology and summary of inputs the pricing services use, we have concluded that our Level 1 and Level 2 investments were classified properly at September 30, 2025 and December 31, 2024.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at September 30, 2025:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$52,925	$—	$52,925	$—
Obligations of states and political subdivisions	42,415	—	42,415	—
Corporate securities	143,875	—	143,875	—
Mortgage-backed securities	403,443	—	403,443	—
Equity securities	43,637	41,527	2,110	—
Total investments in the fair value hierarchy	$686,295	$41,527	$644,768	$—

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

At September 30, 2025 and December 31, 2024, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. In 2019, the Internal Revenue Service (“IRS”) began a federal income tax audit of our consolidated tax returns for tax years 2016 to 2018. No material issues have been raised and no adjustments have been proposed as a result of this ongoing audit. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $7.6 million for our net state operating loss carryforward, which will expire between 2025 and 2044. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $33.5 million and $37.5 million at September 30, 2025 and December 31, 2024, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

On July 4, 2025, a budget reconciliation package referred to as the One Big Beautiful Bill Act of 2025 (the “OBBBA”) was enacted. We do not expect the tax provisions included within the OBBBA to have a material impact on our financial position, results of operations or cash flows.

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

Index
We summarize activity in our insurance subsidiaries’ liabilities for losses and loss expenses as follows:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Balance at January 1	$1,120,985	$1,126,157
Less reinsurance recoverable	(416,621)	(437,014)
Net balance at January 1	704,364	689,143
Incurred related to:
Current year	438,161	478,050
Prior years	(12,495)	(15,367)
Total incurred	425,666	462,683
Paid related to:
Current year	203,886	223,719
Prior years	211,098	222,165
Total paid	414,984	445,884
Net balance at end of period	715,046	705,942
Plus reinsurance recoverable	399,256	428,910
Balance at end of period	$1,114,302	$1,134,852

Our insurance subsidiaries recognized a decrease in their liabilities for losses and loss expenses of prior years of $12.5 million and $15.4 million for the nine months ended September 30, 2025 and 2024, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2025 development represented 1.8% of the December 31, 2024 net carried reserves and resulted from lower-than-expected loss emergence or severity primarily in the commercial multi-peril, commercial automobile, personal automobile, and homeowners lines of business, offset partially by unfavorable development in other commercial lines of business that we attribute to higher-than-anticipated case reserve development. The majority of the 2025 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and The Peninsula Insurance Company. The 2024 development represented 2.2% of the December 31, 2023 net carried reserves and resulted from lower-than-expected loss emergence or severity primarily in the commercial multi-peril, commercial automobile, personal automobile and other lines of business. The majority of the 2024 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the nine months ended September 30, 2025.

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

The following table presents the balances for fixed maturities classified as held-to-maturity, net of the allowance for expected credit losses, at September 30, 2025 and 2024 and changes in the allowance for expected credit losses for the three and nine months ended September 30, 2025 and 2024.

Index
	At and For the Three Months Ended September 30, 2025		At and For the Three Months Ended September 30, 2024
	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$737,356	$1,374	$690,580	$1,354
Current period change for expected credit losses		(101)		129
Balance at end of period	$761,409	$1,273	$694,663	$1,483

	At and For the Nine Months Ended September 30, 2025		At and For the Nine Months Ended September 30, 2024
	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$705,714	$1,388	$679,497	$1,326
Current period change for expected credit losses		(115)		157
Balance at end of period	$761,409	$1,273	$694,663	$1,483

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

The following table presents the balances for reinsurance receivable, net of the allowance for expected credit losses, at September 30, 2025 and 2024, and the changes in the allowance for expected credit losses for the three and nine months ended September 30, 2025 and 2024.

	At and For the Three Months Ended September 30, 2025		At and For the Three Months Ended September 30, 2024
	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$411,125	$332	$440,858	$932
Current period change for expected credit losses		9		11
Balance at end of period	$403,764	$341	$434,078	$943

	At and For the Nine Months Ended September 30, 2025		At and For the Nine Months Ended September 30, 2024
	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$420,742	$391	$441,431	$1,394
Current period change for expected credit losses		(50)		(451)
Balance at end of period	$403,764	$341	$434,078	$943

Index
13 -	Impact of New Accounting Standards

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

Index
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in subsequent years due to a number of factors, including supply chain disruption, higher new and used automobile values, increases in the cost of replacement automobile parts and rising labor rates. These trend changes caused significant disruption to historical loss patterns and give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of replacement automobile parts and building materials, availability and cost of skilled labor, the rate of specialized plaintiff attorney involvement in claims, increasing plaintiff attorney utilization of litigation financing and its impact on litigation strategies and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at September 30, 2025. At September 30, 2025, for every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $7.2 million.

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

Index
Our insurance subsidiaries’ liabilities for losses and loss expenses by major line of business at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Commercial lines:
Automobile	$179,202	$180,757
Workers’ compensation	133,135	129,406
Commercial multi-peril	217,279	208,676
Other	48,863	39,336
Total commercial lines	578,479	558,175
Personal lines:
Automobile	107,266	116,693
Homeowners	26,666	26,591
Other	2,635	2,905
Total personal lines	136,567	146,189
Total commercial and personal lines	715,046	704,364
Plus reinsurance recoverable	399,256	416,621
Total liabilities for losses and loss expenses	$1,114,302	$1,120,985

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

Index
Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at September 30, 2025	Percentage Change in Stockholders’ Equity at September 30, 2025(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2024	Percentage Change in Stockholders’ Equity at December 31, 2024(1)
(dollars in thousands)
(10.0)%	$643,541	9.0%	$633,928	10.2%
(7.5)	661,418	6.8	651,537	7.6
(5.0)	679,294	4.5	669,146	5.1
(2.5)	697,170	2.3	686,755	2.5
Base	715,046	—	704,364	—
2.5	732,922	(2.3)	721,973	(2.5)
5.0	750,798	(4.5)	739,582	(5.1)
7.5	768,674	(6.8)	757,191	(7.6)
10.0	786,551	(9.0)	774,800	(10.2)

(1)	Net of income tax effect.

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

Index
The following tables provide reconciliations of our net premiums earned to our net premiums written for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Commercial Lines	Personal Lines	Total
(in thousands)
Net premiums earned	$140,289	$89,533	$229,822
Change in net unearned premiums	(9,905)	(302)	(10,207)
Net premiums written	$130,384	$89,231	$219,615

	Three Months Ended September 30, 2024
	Commercial Lines	Personal Lines	Total
(in thousands)
Net premiums earned	$136,401	$101,556	$237,957
Change in net unearned premiums	(10,300)	4,551	(5,749)
Net premiums written	$126,101	$106,107	$232,208

	Nine Months Ended September 30, 2025
	Commercial Lines	Personal Lines	Total
(in thousands)
Net premiums earned	$415,032	$279,267	$694,299
Change in net unearned premiums	20,884	(14,662)	6,222
Net premiums written	$435,916	$264,605	$700,521

	Nine Months Ended September 30, 2024
	Commercial Lines	Personal Lines	Total
(in thousands)
Net premiums earned	$402,982	$297,035	$700,017
Change in net unearned premiums	20,861	9,961	30,822
Net premiums written	$423,843	$306,996	$730,839

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

Index
Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP Combined Ratios (Total Lines)
Loss ratio - core losses	51.1%	50.1%	51.8%	54.5%
Loss ratio - weather-related losses	6.2	10.3	7.0	8.6
Loss ratio - large fire losses	4.4	3.7	4.3	5.2
Loss ratio - net prior-year reserve development	0.4	(2.6)	(1.8)	(2.2)
Loss ratio	62.1	61.5	61.3	66.1
Expense ratio	33.5	34.5	33.4	34.0
Dividend ratio	0.3	0.4	0.4	0.5
Combined ratio	95.9%	96.4%	95.1%	100.6%

Statutory Combined Ratios
Commercial lines:
Automobile	100.9%	101.5%	96.7%	98.2%
Workers’ compensation	103.9	84.7	108.7	104.1
Commercial multi-peril	91.6	88.4	93.1	100.4
Other	87.5	59.4	96.2	78.4
Total commercial lines	96.6	89.8	97.3	98.6
Personal lines:
Automobile	91.2	97.8	85.1	97.8
Homeowners	102.1	116.8	100.0	107.5
Other	52.8	102.2	54.9	97.2
Total personal lines	94.1	104.7	89.6	101.2
Total commercial and personal lines	95.5%	96.0%	94.4%	99.7%

Index
Results of Operations - Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the third quarter of 2025 were $229.8 million, a decrease of $8.2 million, or 3.4%, compared to $238.0 million for the third quarter of 2024, primarily reflecting planned attrition and lower new business writings, offset partially by solid premium retention and renewal premium increases.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the third quarter of 2025 were $219.6 million, a decrease of $12.6 million, or 5.4%, from the $232.2 million of net premiums written for the third quarter of 2024. Commercial lines net premiums written increased $4.3 million, or 3.4%, for the third quarter of 2025 compared to the third quarter of 2024. Personal lines net premiums written decreased $16.9 million, or 15.9%, for the third quarter of 2025 compared to the third quarter of 2024. We attribute the increase in commercial lines net premiums written primarily to solid retention and a continuation of renewal premium increases in lines other than workers’ compensation, offset partially by lower new business writings. We attribute the decrease in personal lines net premiums written primarily to lower new business writings and non-renewal actions, offset partially by renewal premium rate increases and solid retention.

Investment Income. Our net investment income was $13.9 million for the third quarter of 2025, an increase of $3.1 million, or 28.8%, compared to $10.8 million for the third quarter of 2024. We attribute the increase primarily to an increase in the average investment yield relative to the third quarter of 2024.

Net Investment Gains. Net investment gains for the third quarter of 2025 were $1.3 million, compared to $1.9 million for the third quarter of 2024. The net investment gains for the third quarter of 2025 were primarily related to unrealized gains in the fair value of equity securities held at September 30, 2025, offset partially by net realized investment losses on the strategic sales of available-for-sale fixed-maturity securities. The net investment gains for the third quarter of 2024 were primarily related to unrealized gains in the fair value of equity securities held at September 30, 2024. We did not recognize any impairment losses for individual securities in our investment portfolio during the third quarter of 2025 or 2024.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 62.1% for the third quarter of 2025, a slight increase from our insurance subsidiaries’ loss ratio of 61.5% for the third quarter of 2024. The core loss ratio, which excludes weather-related losses, large fire losses and net development of reserves for losses incurred in prior accident years, was 51.1% for the third quarter of 2025, an increase from the core loss ratio of 50.1% for the third quarter of 2024. For the commercial lines segment, the core loss ratio of 54.0% for the third quarter of 2025 increased from 48.5% for the third quarter of 2024. For the personal lines segment, the core loss ratio of 46.6% for the third quarter of 2025 decreased from 52.5% for the third quarter of 2024. We attribute the increase in the commercial lines core loss ratio primarily to an increase in the severity of casualty losses. We attribute the decrease in the personal lines core loss ratio primarily to the favorable impact of premium rate increases on net premiums earned for the personal lines segment. Weather-related losses were $14.3 million, or 6.2 percentage points of the loss ratio, for the third quarter of 2025, compared to $24.4 million, or 10.3 percentage points of the loss ratio, for the third quarter of 2024. The impact of weather-related loss activity to the loss ratio for the third quarter of 2025 was lower than our previous five-year average of third quarter weather-related losses and represented the lowest of any third quarter in the past 20 years. Large fire losses, which we define as individual fire losses in excess of $50,000, for the third quarter of 2025 were $10.0 million, or 4.4 percentage points of the loss ratio, compared to $8.8 million, or 3.7 percentage points of the loss ratio, for the third quarter of 2024. Our insurance subsidiaries’ commercial lines loss ratio was 59.6% for the third quarter of 2025, compared to 52.1% for the third quarter of 2024, primarily due to increases in the workers’ compensation and commercial multi-peril loss ratios. The personal lines loss ratio of our insurance subsidiaries decreased to 66.0% for the third quarter of 2025, compared to 74.2% for the third quarter of 2024. We attribute this decrease primarily to a decrease in the homeowners and personal automobile loss ratios. Our insurance subsidiaries experienced net unfavorable loss reserve development for the third quarter of 2025 of $1.0 million that increased the loss ratio by 0.4 percentage points, compared to $6.2 million of net favorable loss reserve development that decreased the loss ratio for the third quarter of 2024 by 2.6 percentage points. Our insurance subsidiaries experienced unfavorable development primarily in the personal automobile and other commercial lines of business for the third quarter of 2025 that we primarily attribute to higher-than-anticipated case reserve development, offset partially by favorable development in the commercial multi-peril and workers’ compensation lines of business.

Index
Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 33.5% for the third quarter of 2025, compared to 34.5% for the third quarter of 2024. The decrease in the expense ratio primarily reflected the favorable impact of ongoing expense management initiatives and lower underwriting-based incentive costs for agents and employees. The impact of underwriting-based incentive costs for the third quarter of 2024 was somewhat elevated due to the substantial improvement in underwriting results for that period compared to the first half of 2024. The impact from allocated costs from Donegal Mutual to our insurance subsidiaries related to the ongoing systems modernization project peaked at approximately 1.3 percentage points of the expense ratio for the full year of 2024, and we expect that impact to subside gradually over the next several years. Allocated costs related to that project represented approximately 1.2 percentage points of the expense ratio for the third quarter of 2025.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 95.9% and 96.4% for the third quarter of 2025 and 2024, respectively. We attribute the decrease in the combined ratio primarily to a decrease in the expense ratio for the third quarter of 2025 compared to the third quarter of 2024.

Income Tax Expense. We recorded income tax expense of $5.0 million for the third quarter of 2025, representing an effective tax rate of 19.8%. We recorded income tax expense of $3.7 million for the third quarter of 2024, representing an effective tax rate of 17.9%. The income tax expense for the third quarter of 2025 and 2024 represented estimates based on our projected annual taxable income and effective tax rates.

Net Income and Net Income Per Share. Our net income for the third quarter of 2025 was $20.1 million, or $.55 per share of Class A common stock on a diluted basis and $.51 per share of Class B common stock, compared to $16.8 million, or $.51 per share of Class A common stock on a diluted basis and $.46 per share of Class B common stock, for the third quarter of 2024. We had 31.0 million and 28.2 million Class A shares outstanding at September 30, 2025 and 2024, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Results of Operations - Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first nine months of 2025 were $694.3 million, a decrease of $5.7 million, or 0.8%, compared to $700.0 million for the first nine months of 2024, primarily reflecting lower new business writings and non-renewal actions, offset partially by solid premium retention and renewal premium increases.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the first nine months of 2025 were $700.5 million, a decrease of $30.3 million, or 4.1%, from the $730.8 million of net premiums written for the first nine months of 2024. Commercial lines net premiums written increased $12.1 million, or 2.8%, for the first nine months of 2025 compared to the first nine months of 2024. Personal lines net premiums written decreased $42.4 million, or 13.8%, for the first nine months of 2025 compared to the first nine months of 2024. We attribute the increase in commercial lines net premiums written primarily to solid retention and a continuation of renewal premium increases in lines other than workers’ compensation, offset partially by lower new business writings. We attribute the decrease in personal lines net premiums written primarily to lower new business writings and non-renewal actions, offset partially by renewal premium rate increases and solid retention.

Investment Income. Our net investment income was $38.5 million for the first nine months of 2025, an increase of $5.6 million, or 17.0%, compared to $32.9 million for the first nine months of 2024. We attribute the increase primarily to an increase in the average investment yield relative to the first nine months of 2024.

Net Investment Gains. Net investment gains for the first nine months of 2025 were $2.3 million, compared to $4.7 million for the first nine months of 2024. The net investment gains for the first nine months of 2025 primarily related to unrealized gains in the fair value of equity securities held at September 30, 2025, offset partially by net realized investment losses on the sale of available-for-sale fixed-maturity securities. The net investment gains for the first nine months of 2024 primarily related to unrealized gains in the fair value of our equity securities portfolio at September 30, 2024. We did not recognize any impairment losses for individual securities in our investment portfolio during the first nine months of 2025 or 2024.

Index
Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 61.3% for the first nine months of 2025, a decrease from our insurance subsidiaries’ loss ratio of 66.1% for the first nine months of 2024. The core loss ratio, which excludes weather-related losses, large fire losses and net development of reserves for losses incurred in prior accident years, was 51.8% for the first nine months of 2025, compared to 54.5% for the first nine months of 2024. For the commercial lines segment, the core loss ratio of 55.6% for the first nine months of 2025 increased modestly from 54.1% for the first nine months of 2024. For the personal lines segment, the core loss ratio of 46.2% for the first nine months of 2025 decreased from 55.2% for the first nine months of 2024. We attribute the decrease in the personal lines core loss ratio primarily to the favorable impact of premium rate increases on net premiums earned for the personal lines segment. Weather-related losses were $48.7 million, or 7.0 percentage points of the loss ratio, for the first nine months of 2025, compared to $60.0 million, or 8.6 percentage points of the loss ratio, for the first nine months of 2024. Large fire losses for the first nine months of 2025 were $29.8 million, or 4.3 percentage points of the loss ratio, compared to $36.2 million, or 5.2 percentage points of the loss ratio, for the first nine months of 2024. Our insurance subsidiaries’ commercial lines loss ratio was 61.7% for the first nine months of 2025, compared to 62.6% for the first nine months of 2024, primarily due to a decrease in the commercial multi-peril loss ratio. The personal lines loss ratio of our insurance subsidiaries decreased to 60.7% for the first nine months of 2025, compared to 70.8% for the first nine months of 2024. We attribute this decrease primarily to decreases in the personal automobile and homeowners loss ratios. Our insurance subsidiaries experienced net favorable loss reserve development for the first nine months of 2025 of approximately $12.5 million that decreased the loss ratio by 1.8 percentage points, compared to $15.4 million that decreased the loss ratio for the first nine months of 2024 by 2.2 percentage points. Our insurance subsidiaries experienced favorable development primarily in the commercial multi-peril, commercial automobile, personal automobile, and homeowners lines of business for the first nine months of 2025, offset partially by unfavorable development in other commercial lines of business that we attribute to higher-than-anticipated case reserve development.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 33.4% for the first nine months of 2025, compared to 34.0% for the first nine months of 2024. The decrease in the expense ratio primarily reflected impacts of expense management initiatives, offset partially by higher underwriting-based incentive costs for agents and employees. The impact from allocated costs from Donegal Mutual to our insurance subsidiaries related to the ongoing systems modernization project peaked at approximately 1.3 percentage points of the expense ratio for the full year of 2024, and we expect the full year 2025 expense ratio impact will be approximately 1.2 percentage points.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 95.1% and 100.6% for the first nine months of 2025 and 2024, respectively. We attribute the decrease in the combined ratio primarily to a decrease in the loss ratio for the first nine months of 2025 compared to the first nine months of 2024.

Income Tax Expense. We recorded income tax expense of $14.5 million for the first nine months of 2025, representing an effective tax rate of 18.9%. We recorded income tax expense of $5.8 million for the first nine months of 2024, representing an effective tax rate of 17.8%. The income tax expense for the first nine months of 2025 and 2024 represented estimates based on our projected annual taxable income and effective tax rates.

Net Income and Net Income Per Share. Our net income for the first nine months of 2025 was $62.2 million, or $1.72 per share of Class A common stock on a diluted basis and $1.58 per share of Class B common stock, compared to $26.9 million, or $.81 per share of Class A common stock on a diluted basis and $.74 per share of Class B common stock, for the first nine months of 2024. We had 31.0 million and 28.2 million Class A shares outstanding at September 30, 2025 and 2024, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Index
Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and maturing investments.

We have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the underwriting pool. Because we settle the pool monthly, our cash flows are substantially similar to the cash flows that would result from the underwriting of direct business. We maintain a high degree of liquidity in our investment portfolio in the form of marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective. This laddering approach provides an additional measure of liquidity to meet our obligations and the obligations of our insurance subsidiaries should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first nine months of 2025 and 2024 were $60.2 million and $39.2 million, respectively.

At September 30, 2025, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at an interest rate equal to the then-current Term SOFR rate plus 2.11%. At September 30, 2025, Atlantic States had a $35.0 million outstanding advance with the FHLB of Pittsburgh that carries a fixed interest rate of 3.806% and is due in September 2026. We discuss in Note 7 – Borrowings our estimate of the timing of the amounts payable for the borrowings under our lines of credit based on their contractual maturities.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the nine months ended September 30, 2025 or 2024. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through September 30, 2025.

On October 16, 2025, our board of directors declared quarterly cash dividends of $.1825 per share of our Class A common stock and $.165 per share of our Class B common stock, payable on November 17, 2025 to our stockholders of record as of the close of business on November 3, 2025. There are no restrictions on our payment of dividends to our stockholders, although there are restrictions under applicable state laws on the payment of dividends from our insurance subsidiaries to us, which is a significant source of cash for payment of stockholder dividends by us. Our insurance subsidiaries are required by law to maintain minimum surplus on a statutory basis and are subject to regulations under which their payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including the RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2024. Our insurance subsidiaries paid $10.0 million in dividends to us during the first nine months of 2025. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2025 are $30.7 million from Atlantic States, $7.8 million from MICO and $4.7 million from Peninsula, or a total of approximately $43.3 million.

Index
At September 30, 2025, we had no material commitments for capital expenditures.

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

 There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2024 through September 30, 2025.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at September 30, 2025, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2024 Annual Report on Form 10-K that we filed with the SEC on March 10, 2025. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the nine months ended September 30, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1-31, 2025	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None	(1)

Month #2 August 1-31, 2025	Class A – 59,356 Class B – None	Class A – $17.61 Class B – None	Class A – 59,356 Class B – None	(1)

Month #3 September 1-30, 2025	Class A – 153,602 Class B – None	Class A – $19.01 Class B – None	Class A – 153,602 Class B – None	(1)

Total	Class A – 212,958 Class B – None	Class A – $18.62 Class B – None	Class A – 212,958 Class B – None

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

DONEGAL GROUP INC.

November 3, 2025	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

November 3, 2025	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President
and Chief Financial Officer