Form 10-K
period 2025-12-31
DONEGAL GROUP INC
filed 2026-03-06
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $355,484,764.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 31,426,189 shares of Class A common stock and 5,576,775 shares of Class B common stock outstanding on March 2, 2026.

Documents Incorporated by Reference

The registrant incorporates by reference portions of the registrant’s definitive proxy statement relating to registrant’s annual meeting of stockholders to be held April 16, 2026 into Part III of this report.

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

Donegal Mutual Insurance Company, or Donegal Mutual, organized us as an insurance holding company on August 26, 1986. At December 31, 2025, Donegal Mutual held approximately 44% of our outstanding Class A common stock and approximately 85% of our outstanding Class B common stock. Donegal Mutual’s ownership provides Donegal Mutual with approximately 70% of the combined voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to an intercompany pooling agreement and other intercompany agreements and transactions we describe in Note 3 of the Notes to Consolidated Financial Statements. While maintaining the separate corporate existence of each company, our insurance subsidiaries conduct business together with Donegal Mutual and its insurance subsidiaries as the Donegal Insurance Group. The Donegal Insurance Group is not a legal entity, is not an insurance company and does not issue or administer insurance policies. Rather, it is a trade name that refers to the group of insurance companies that are affiliated with Donegal Mutual.

At December 31, 2025, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. We set forth financial information about these segments in Note 18 of the Notes to Consolidated Financial Statements. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

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

We believe we have a substantial opportunity, as a well-capitalized regional insurance holding company with a solid business strategy, to grow profitably and compete effectively with larger national property and casualty insurers. Our downstream holding company structure, with Donegal Mutual holding approximately 70% of the combined voting power of our common stock, has proven its effectiveness and success over the 39 years of our existence. Over that time period, we have grown significantly in terms of revenue and financial strength, and the Donegal Insurance Group has developed an excellent reputation as a regional group of property and casualty insurers.

Between 1998 and 2017, we and Donegal Mutual completed seven transactions involving acquisitions of property and casualty insurance companies or participation in the business of property and casualty insurance companies through Donegal Mutual’s entry into quota-share reinsurance agreements with them. We are currently placing less emphasis on pursuing acquisitions because Donegal Mutual and we believe there are opportunities for profitable organic growth in our desired markets and classes of business within our current geographical footprint.

In September 2025, Donegal Mutual and Southern entered into a renewal rights agreement with a farm-focused Pennsylvania-based mutual insurance company to provide a continuation option for our farm policyholders when they begin to non-renew all farm policies as they expire beginning in the second quarter of 2026. Donegal Mutual and Southern determined that the costs required to modernize the legacy farm product and systems were higher than the projected return on investment for this non-core line of business that represents approximately $6 million in premiums. We currently include farm policies within other commercial lines in our line of business reporting.

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
49.5%(1)
50.5%(1)
Donegal Mutual Insurance Company
Donegal Group Inc.
Pooling Agreement
100%
100% Reinsurance
100%
Michigan Insurance Company
100%
Southern Insurance Company of Virginia
100%
The Peninsula Insurance Company
100%
Atlantic States Insurance Company
Mountain States Indemnity Company
Southern Mutual Insurance Company
100%
Peninsula Indemnity Company
100%
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

Relationship with Donegal Mutual

Donegal Mutual provides facilities, management and other services to us and our insurance subsidiaries. In addition, Donegal Mutual purchases and maintains the information technology systems that support the business of Donegal Mutual and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in accordance with the relative participation of Donegal Mutual and Atlantic States in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for allocated costs of services Donegal Mutual provides on their behalf based on their proportion of the total direct premiums written of the Donegal Insurance Group and other metrics. Allocated expenses from Donegal Mutual for services it provided to Atlantic States and our other insurance subsidiaries totaled $224.8 million, $224.6 million, and $219.0 million for 2025, 2024 and 2023, respectively.

Index
Donegal Mutual is the employer of record for all personnel who provide services for our insurance subsidiaries. Donegal Mutual strives to maintain a culture that is based on integrity and respect, with an environment designed to facilitate excellent service to the agents and customers of the Donegal Insurance Group. At December 31, 2025, Donegal Mutual had 851 employees, of which 422 were based in its Marietta, Pennsylvania headquarters and 429 were based in regional offices or were permanent remote employees. There were 831 full-time employees and 20 part-time employees. The majority of Donegal Mutual’s employees follow a hybrid schedule that includes working several days in their assigned office to allow for enhanced collaboration and interaction with other employees. Donegal Mutual targets employee compensation that is competitive and consistent with an employee’s position, knowledge, experience and skill level. Donegal Mutual provides annual wage increases that are based on merit. Donegal Mutual provides an annual cash incentive plan for all of its employees that provides an opportunity for Donegal Mutual’s employees to earn a bonus as a percentage of their annual wages that varies based on the level of underwriting profit Donegal Insurance Group achieves for a calendar year. In addition, Donegal Mutual provides to its full-time employees a comprehensive employee benefits program, including medical, dental and vision insurance, paid time off, and a 401(k) retirement plan that includes company matching provisions. Donegal Mutual also provides substantial training, development and wellness programs and resources to its employees.

Our insurance subsidiaries have a catastrophe reinsurance agreement with Donegal Mutual, pursuant to which Donegal Mutual provides coverage for losses related to any catastrophic occurrence over a set retention of $3.0 million for each participating insurance subsidiary, with a combined retention of $6.0 million for a catastrophe involving a combination of participating insurance subsidiaries, up to the amount Donegal Mutual and our insurance subsidiaries retain under catastrophe reinsurance agreements with unaffiliated reinsurers. The purpose of the catastrophe reinsurance agreement is to lessen the effects of an accumulation of losses arising from one event to levels that are appropriate given each subsidiary’s size, underwriting profile and surplus.

Several of our insurance subsidiaries have a liability reinsurance agreement with Donegal Mutual, pursuant to which Donegal Mutual provides coverage for losses related to any liability claim occurrence over a set retention of $3.0 million for each participating insurance subsidiary. The purpose of the liability reinsurance agreement is to lessen the effect of a liability loss to a level that is appropriate given each subsidiary’s size, underwriting profile and surplus.

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

Index
•	Donegal Mutual’s board of directors must approve the new agreement or the change in an existing agreement.

The coordinating committee also meets annually to review each existing agreement between Donegal Mutual and us or our insurance subsidiaries, including all reinsurance agreements between Donegal Mutual and our insurance subsidiaries. The purpose of this annual review is to examine the results of the agreements over the past year and, in the case of reinsurance agreements, over several years and to determine if the results of the existing agreements remain fair and equitable to us and our stockholders and fair and equitable to Donegal Mutual and its policyholders or if Donegal Mutual and we should mutually agree to certain adjustments to the terms of the agreements. In the case of reinsurance agreements, the annual adjustments take into account reinsurance Donegal Mutual and our insurance subsidiaries obtain from unaffiliated reinsurers and typically relate to the reinsurance premiums and loss retention amounts. These agreements are ongoing in nature and will continue in effect throughout 2026 in the ordinary course of our business.

Our members on the coordinating committee, as of the date of this Form 10-K Report, are Barry C. Huber and David C. King. Donegal Mutual’s members on the coordinating committee as of such date are Michael W. Brubaker and Michael K. Callahan. We refer to our proxy statement for our annual meeting of stockholders to be held on April 16, 2026 for further information about the members of the coordinating committee.

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

In the first quarter of 2026, our board of directors and the board of directors of Donegal Mutual each undertook a review of the relationships between Donegal Mutual and DGI and determined that continuing the current relationships and the current corporate structure of Donegal Mutual and DGI is in the best interests of DGI and its various constituencies.

Business Strategy

We and Donegal Mutual are focused on several primary strategies, including achieving sustained excellent financial performance, strategically modernizing our operations and processes to transform our business, capitalizing on opportunities to grow profitably and providing superior experiences to our agents, policyholders and employees. Our strategies are designed to provide financial security to the policyholders of Donegal Mutual and our respective insurance subsidiaries and, ultimately, to provide value to our stockholders. The annual net premiums earned of our insurance subsidiaries have increased from $301.5 million in 2006 to $921.2 million in 2025, a compound annual growth rate of 6.1%.

Index
 The combined ratio of our insurance subsidiaries and that of the United States property and casualty insurance industry as computed using United States generally accepted accounting principles, or GAAP, and statutory accounting principles, or SAP, for the years 2021 through 2025 are shown in the following table:

	2025	2024	2023	2022	2021
Our GAAP combined ratio	95.4%	98.6%	104.4%	103.3%	101.0%
Our SAP combined ratio	95.0	98.3	104.2	103.3	100.8
Industry SAP combined ratio (1)	95.0	97.1	101.9	103.1	100.0

(1)	As reported (projected for 2025) by A.M. Best Company.

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

Our insurance subsidiaries seek to enhance their underwriting results by:

•	carefully selecting the product lines, classes of business and individual risks they underwrite;

•	executing localized strategies to achieve a mix of business they expect will generate targeted margins of profitability;

•	monitoring premium rate adequacy and adjusting premium rates to achieve targeted growth, returns and retention levels;

•	utilizing enhanced underwriting and technology tools to inform underwriting decisions and determine coverage availability;

•	utilizing data analytics and predictive modeling tools to inform risk selection and pricing decisions;

•	utilizing economic capital modeling tools to carefully manage their risk profile, including the geographic concentration of risks they underwrite; and

•	evaluating their claims history on a regular basis to ensure the adequacy of their underwriting guidelines and product pricing.

Index
Our insurance subsidiaries maintain discipline in their pricing by effecting rate increases to sustain or improve their underwriting results without unduly affecting their customer retention. In addition to appropriate pricing, our insurance subsidiaries seek to ensure that their premium rates are adequate relative to the risk exposures they insure. Our insurance subsidiaries review loss trends on a regular basis to identify changes in the frequency and severity of their claims and to assess the adequacy of their rates and underwriting standards. Our insurance subsidiaries utilize integrated risk-specific catastrophe model results, a tool to estimate probable maximum fire loss, embedded building valuation models and aerial imagery enhanced by artificial intelligence (“AI”) to enhance their review and pricing of commercial property risks. Our insurance subsidiaries also carefully monitor and audit the information they use to price their policies for the purpose of enabling them to receive an adequate level of premiums for the risk they assume. For example, our insurance subsidiaries audit the payroll data of their workers’ compensation customers to verify that the assumptions used to price a particular policy were accurate. By implementing appropriate rate increases and understanding the risks our insurance subsidiaries agree to insure, our insurance subsidiaries seek to achieve consistent underwriting profitability.

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

Our insurance subsidiaries maintain stringent expense controls under direct supervision of their senior management. We centralize the processing and administrative activities of our insurance subsidiaries to realize operating synergies and better expense control. Our insurance subsidiaries utilize technology to automate much of their underwriting, claims and billing processes and to facilitate agency and policyholder communications on an efficient, timely and cost-effective basis. During 2024 and 2025, Donegal Mutual and our insurance subsidiaries conducted a formal expense reduction initiative that included actions to optimize staffing levels, take advantage of technology-driven efficiency gains, align agency compensation to desired outcomes and reduce third-party vendor costs in several operational areas. Various actions will continue into 2026 to achieve targeted expense management goals. Our insurance subsidiaries have increased their annual premium per employee, a measure of efficiency that our insurance subsidiaries use to evaluate their operations, from approximately $470,000 in 1999 to approximately $1.3 million in 2025.

Return on invested assets is an important element of the financial results of our insurance subsidiaries. The investment strategy of our insurance subsidiaries is to generate an appropriate amount of after-tax income on invested assets while limiting the potential impact of equity market volatility and minimizing credit risk through investments in high-quality securities. As a result, our insurance subsidiaries seek to invest a high percentage of their assets in diversified, highly rated and marketable fixed-maturity instruments. The fixed-maturity portfolios of our insurance subsidiaries consist of both taxable and tax-exempt securities. Our insurance subsidiaries maintain a portion of their portfolios in short-term securities to provide liquidity for the payment of claims and operation of their respective businesses. Our insurance subsidiaries maintain a small percentage (3.0% at December 31, 2025) of their portfolios in equity securities.

•	Advancing our operational and digital capabilities.

We have an enterprise analytics department that is focused on integrating data and analytics into strategy and decision-making at all levels of our organization. The enterprise analytics team is responsible for core functions of rate-making, predictive analytics, data management and business intelligence. These responsibilities include the development and expansion of risk-based pricing segmentation, analytical innovation, predictive modeling solutions, formal data strategies, performance monitoring and enhanced reporting mechanisms. We developed and are executing a pricing and analytics roadmap that will continue to deliver data-driven insights to our underwriters. This roadmap includes ongoing development and enhancement of quality tools that allow us to operationalize pricing and underwriting predictive models, integrate internal and external data for better-informed pricing and underwriting decisions and enhance the automation and precision of our rate indication methodology. Our enterprise analytics team is continuing to develop new tools and solutions that are enhancing our product portfolio management capabilities, competitive intelligence, pricing sophistication and utilization of data to monitor and manage our operations. The team also generates reporting and analyses that enable us to draw business insights from data that drive actions to improve performance.

Index
We are focused on process excellence and are executing a multi-year roadmap for addressing those opportunities. We are also expanding our data management capabilities to continually ensure the data upon which we rely for our business decisions and financial reporting is complete, accurate and secure. We have assigned an innovation task force the responsibility to research emerging technologies and identify potential technology solutions that might assist us in achieving our business strategies.

In 2018, Donegal Mutual initiated a multi-year systems modernization project to replace its remaining legacy systems, streamline business processes and workflows and enhance data analytics and modeling capabilities. In February 2020, Donegal Mutual implemented the first release of new systems related to the project, and our insurance subsidiaries began to issue workers’ compensation policies from the new systems in the second quarter of 2020. In August 2021, Donegal Mutual implemented the second release of new systems related to the project, including a new agency portal and the rating, underwriting and policy issuance capabilities necessary to support the launch of new personal lines products, and our insurance subsidiaries began to issue new personal lines products from the new systems in the fourth quarter of 2021. In 2023, Donegal Mutual implemented two additional major releases of new systems, which included three commercial lines of business with enhanced straight-through-processing capabilities as well as dwelling fire and conversion of legacy homeowners renewal policies in two initial states. In 2024, Donegal Mutual implemented another major release that included dwelling fire and conversion of legacy homeowners renewal policies in the remaining eight states. In 2025, Donegal Mutual implemented new systems for the remaining lines of business the Donegal Insurance Group issues currently and for the conversion of remaining legacy renewal policies of the Donegal Insurance Group. Donegal Mutual is converting legacy renewal policies to the new systems on a state-by-state basis, currently projecting full completion in 2027.

In 2023, Donegal Mutual began a multi-year data modernization initiative to implement a comprehensive cloud-based data infrastructure that will support critical future business processes and strategies. This agile infrastructure will scale dynamically based on business demands and deliver real-time insights. The platform will enable highly efficient data processing through modular, metadata-driven frameworks, ensuring accelerated and reliable future data delivery within a secure, governed and compliant repository. It will also incorporate robust security features, such as multi-factor authentication and data encryption, as well as other advanced data security and privacy measures. The platform will also facilitate seamless integration with analytics functions, artificial intelligence and machine learning models, and enable innovative business use cases for technologies such as Generative Artificial Intelligence (“GenAI”). Donegal Mutual implemented concurrently a formal data management program that aligns critical business processes and strategies with our technology. We expect these data-related investments will ensure easily accessible data for management reporting, position us to further enhance our data analytics, enable the future addition of new data sources and mitigate data integrity risk.

During 2025, Donegal Mutual conducted a detailed and thorough assessment of the benefits of migrating its on-premises Guidewire claims, billing and policy administration systems to the Guidewire cloud platform. These benefits include increased agility and faster time-to-market for new product launches and feature enhancements, reduced operational costs and complexity associated with maintaining in-house technology systems, enhanced tools and capabilities to better empower business users and secure access to a scalable, continuously evolving industry-leading insurance platform to support and enable future growth. With the support of experienced vendor partners, Donegal Mutual developed a comprehensive migration plan and initiated the first phase of the program in early 2026. The plan calls for the migration of its claims and billing applications to the cloud in early 2027. Migration activities for its policy administration system will commence closer to completion of legacy policy conversion activities in 2027, with completion of the migration expected in 2028. This phased strategy represents a risk-averse approach to the cloud migration while retaining capacity to deliver business-critical projects in parallel with those activities.

Index
In 2025, Donegal Mutual continued to explore GenAI capabilities through a combination of targeted third-party vendor engagements and internal development. Progress has been calculated, as Donegal Mutual carefully evaluated potential use cases and adoption opportunities for this transformative technology. Donegal Mutual has successfully deployed its first GenAI solution into production, with several additional pilot projects nearing completion in 2026. These solutions are focused on generating efficiencies within operational processes. The insights gained through these early efforts informed its evaluation of the artificial intelligence capabilities within the Guidewire cloud platform. Donegal Mutual is currently working to co-develop and launch new GenAI solutions to production as part of its claims system cloud migration. These solutions leverage the significant investments Guidewire and other strategic partners are making to deliver GenAI tools Donegal Mutual expects to seamlessly integrate into the core business systems that support the combined insurance operations of the Donegal Insurance Group.

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

Our insurance subsidiaries execute a combined annual business plan with Donegal Mutual and its insurance subsidiaries. Over the past several years, we enhanced the annual planning process to ensure that we are directing efforts and resources toward geographic regions, market segments, product lines and classes of business that will give us the best opportunities to achieve sustained growth and profitability. As part of the planning process, we perform a detailed analysis of internal and external data with respect to each state within our operating regions. We assess state-specific marketing dynamics and opportunities, including an evaluation of the historical experience of our insurance subsidiaries. We then assign a strategic posture for each state and develop action plans to execute state-specific strategies for growth or reduction of premiums, agency distribution and enhanced profit generation over the next several years. As part of our property exposure management, we implemented tools that have allowed us to assign a strategic posture at a county level within each state. Our insurance subsidiaries utilize these tools to further manage and refine their concentrations of property risk exposure and to enhance their geographic risk diversification. We expect this strategy will reduce over time the overall impact of losses from severe weather events to the results of our insurance subsidiaries.

In recent years, the consolidation of independent agencies has accelerated, resulting in the acquisition of independent agencies from which our insurance subsidiaries and Donegal Mutual currently receive business by national cluster groups and aggregators. We have a dedicated national accounts team that is responsible for the management and expansion of our relationships with these national agency groups. The national accounts team serves as a centralized point of contact for these groups and works directly with our regional sales and marketing teams to support and develop relationships with independent agents affiliated with national agency groups. We believe our relationships with existing and emerging national agency groups will continue to expand and that these groups represent a sustainable source of profitable future growth.

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

Index
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

We have been an effective consolidator of smaller “main street” property and casualty insurance companies. We are currently placing less emphasis on pursuing acquisitions because Donegal Mutual and we believe there are opportunities for profitable organic growth in our desired markets and classes of business within our current geographic footprint. Between 1998 and 2017, we and Donegal Mutual completed seven transactions involving acquisitions of property and casualty insurance companies or participation in the business of property and casualty insurance companies through Donegal Mutual’s entry into quota-share reinsurance agreements with them. While Donegal Mutual and we generally engage in preliminary discussions with potential direct or indirect acquisition candidates from time to time, neither Donegal Mutual nor we make any public disclosure regarding a proposed acquisition until Donegal Mutual or we have entered into a definitive acquisition agreement.

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

In recent years, we have made intentional investments in systems, products and capabilities to enable us to grow our business profitably. We are executing state-specific strategies that include accelerating commercial lines growth in states and classes of business where we see opportunities for profitable growth and reducing exposures in states and classes of business we have targeted for profit improvement. While we expect to place greater emphasis on commercial growth for the foreseeable future, we desire to maintain a profitable book of personal business to provide enhanced stability across our product portfolio and enhance our brand value to our independent agents. Donegal Mutual and our insurance subsidiaries offer personal lines products in ten states through a modern, user-friendly online agency portal. These products feature comprehensive coverage options, modernized rating methodology, enhanced pricing segmentation, application of predictive analytical models and utilization of third-party data to augment pricing and risk selection. Due to inflationary pressures on loss costs, we carefully managed personal lines exposure growth in 2024, intentionally slowing the writing of new personal lines opportunities while implementing premium rate increases throughout the year. In 2025, we wrote a limited amount of new personal lines accounts despite taking various actions to improve the competitiveness of our new business pricing in several core personal lines states as the year progressed. We plan to continue taking actions in 2026 to allow us to attract new accounts at a targeted level that essentially offsets the impact of natural policy attrition within our book of business. We are continuing to manage pricing levels and exposures with a goal of maintaining rate adequacy and achieving sustained targeted profitability within our personal lines segment.

Index
The following table sets forth the net premiums written of our insurance subsidiaries by line of insurance for the periods indicated:

	Year Ended December 31,
	2025		2024		2023
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial lines:
Automobile	$197,949	21.9%	$184,989	19.6%	$174,741	19.5%
Workers’ compensation	92,464	10.2	103,533	11.0	107,598	12.0
Commercial multi-peril	221,283	24.5	213,959	22.7	195,632	21.8
Other	52,295	5.7	45,439	4.9	50,458	5.7
Total commercial lines	563,991	62.3	547,920	58.2	528,429	59.0
Personal lines:
Automobile	208,077	23.0	243,036	25.8	215,957	24.1
Homeowners	122,999	13.6	140,613	14.9	139,688	15.6
Other	9,760	1.1	10,712	1.1	11,623	1.3
Total personal lines	340,836	37.7	394,361	41.8	367,268	41.0
Total business	$904,827	100.0%	$942,281	100.0%	$895,697	100.0%

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

Distribution

Our insurance subsidiaries market their products primarily in the Mid-Atlantic, Midwestern, Southern and Southwestern regions through approximately 2,000 independent insurance agencies. At December 31, 2025, the Donegal Insurance Group actively wrote business in 21 states (Arizona, Colorado, Delaware, Georgia, Illinois, Indiana, Iowa, Maryland, Michigan, Nebraska, New Mexico, North Carolina, Ohio, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, and Wisconsin). Donegal Mutual includes the business it writes directly and assumes from the Mountain States insurance subsidiaries in five Southwestern states (Arizona, Colorado, New Mexico, Texas and Utah) in the pooling agreement between Donegal Mutual and Atlantic States. We believe the relationships of our insurance subsidiaries with their independent agents are valuable in identifying, obtaining and retaining profitable business. Our insurance subsidiaries maintain a stringent agency selection procedure that emphasizes appointing agencies with proven marketing strategies for the development of profitable business, and our insurance subsidiaries only appoint agencies with a strong underwriting history and potential growth capabilities. Our insurance subsidiaries also regularly evaluate the independent agencies that represent them based on their profitability and performance in relation to the objectives of our insurance subsidiaries. Our insurance subsidiaries seek to be among the top three insurers within each of their agencies for the lines of business our insurance subsidiaries write.

Index
The following table sets forth the percentage of direct premiums our insurance subsidiaries write, including 80% of the direct premiums Donegal Mutual and Atlantic States include in the underwriting pool, in each of the states where they conducted a significant portion of their business in 2025:

Pennsylvania	38.3%
Michigan	16.6
Delaware	7.0
Maryland	6.9
Virginia	6.1
Ohio	3.8
Indiana	2.8
Wisconsin	2.5
North Carolina	2.4
Texas	2.4
Georgia	1.9
Other	9.3
Total	100.0%

Our insurance subsidiaries employ a number of policies and procedures that we believe enable them to attract, retain and motivate their independent agents. We believe that the consistency of the product offerings of our insurance subsidiaries enables our insurance subsidiaries to compete effectively for independent agents with other insurers whose product offerings may fluctuate based upon industry conditions. Our multi-year systems modernization project has further enhanced the ability of our insurance subsidiaries to conduct business with their independent agents and to develop and implement new products. Our insurance subsidiaries have a competitive compensation program for their independent agents that includes base commissions, growth incentive plans and a profit-sharing plan, under which the independent agents may earn additional commissions based upon the volume of premiums produced and the profitability of the business our insurance subsidiaries receive from that agency. We have an agency stock purchase plan that allows our independent agents to purchase our Class A common stock at a discount to market prices to further align the interests of our independent agents with the interests of our stockholders.

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

The business strategy and ultimate success of our insurance subsidiaries depends on the effectiveness of efficient and integrated business systems and technology infrastructure. These systems enable our insurance subsidiaries to provide quality service to agents and policyholders by processing business in a timely and dependable manner, communicate and share data with agents and provide a variety of methods for the payment of premiums. These systems also allow for the accumulation and analysis of data and information for the management of our insurance subsidiaries. Donegal Mutual is currently in the midst of a multi-year effort to modernize certain of its key infrastructure and applications systems we describe in more detail under “Business - Business Strategy - Advancing our operational and digital capabilities.”

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in several following years due to a number of factors, including supply chain disruption, higher new and used automobile values, increases in the cost of replacement automobile parts and rising labor rates. These trend changes caused significant disruption to historical loss patterns and gave rise to greater uncertainty as to the pattern of future loss settlements. Uncertainties regarding future trends include social inflation, availability and cost of replacement automobile parts and building materials, availability and cost of skilled labor, the rate of specialized plaintiff attorney involvement in claims, plaintiff attorney utilization of litigation financing and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2025. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $7.1 million.

Index
The establishment of appropriate liabilities is an inherently uncertain process and we can provide no assurance that our insurance subsidiaries’ ultimate liability will not exceed our insurance subsidiaries’ loss and loss expense reserves and have an adverse effect on our results of operations and financial condition. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. As is the case for substantially all property and casualty insurance companies, our insurance subsidiaries have found it necessary in the past to increase their estimated future liabilities for losses and loss expenses in certain periods and, in other periods, their estimated future liabilities for losses and loss expenses have exceeded their actual liabilities for losses and loss expenses. Changes in our insurance subsidiaries’ estimates of their liability for losses and loss expenses generally reflect actual payments and their evaluation of information received subsequent to the prior reporting period. Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $10.3 million, $15.0 million and $16.7 million in 2025, 2024 and 2023, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2025 development represented 1.5% of the December 31, 2024 net carried reserves and resulted primarily from lower-than-expected loss emergence in all lines of business except other commercial lines (which is primarily commercial umbrella liability) for accident years prior to 2025. The majority of the 2025 development related to decreases in the liability for losses and loss expenses of prior years for Southern and Peninsula. The 2024 development represented 2.2% of the December 31, 2023 net carried reserves and resulted primarily from lower-than-expected loss emergence in the commercial multi-peril, personal automobile and homeowner lines of business, offset partially by higher-than-expected loss emergence in the workers’ compensation and commercial automobile lines of business, for accident years prior to 2024. The majority of the 2024 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2023 development represented 2.5% of the December 31, 2022 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile and commercial automobile lines of business for accident years prior to 2023. The majority of the 2023 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO.

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

Index
Differences between liabilities reported in our financial statements prepared on a GAAP basis and our insurance subsidiaries’ financial statements prepared on a SAP basis result from anticipating salvage and subrogation recoveries for GAAP but not for SAP. These differences amounted to $36.6 million, $36.0 million and $32.4 million at December 31, 2025, 2024 and 2023, respectively.

The following table sets forth a reconciliation of the beginning and ending GAAP net liability of our insurance subsidiaries for unpaid losses and loss expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Gross liability for unpaid losses and loss expenses at beginning of year	$1,120,985	$1,126,157	$1,121,046
Less reinsurance recoverable	416,621	437,014	451,184
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1	—	—	1,132
Net liability for unpaid losses and loss expenses at beginning of year	704,364	689,143	670,994
Provision for net losses and loss expenses for claims incurred in the current year	574,599	619,090	625,831
Change in provision for estimated net losses and loss expenses for claims incurred in prior years	(10,267)	(14,972)	(16,653)
Total incurred	564,332	604,118	609,178
Net losses and loss expense payments for claims incurred during:
The current year	286,140	319,196	330,290
Prior years	277,360	269,701	260,739
Total paid	563,500	588,897	591,029
Net liability for unpaid losses and loss expenses at end of year	705,196	704,364	689,143
Plus reinsurance recoverable	394,854	416,621	437,014
Gross liability for unpaid losses and loss expenses at end of year	$1,100,050	$1,120,985	$1,126,157

The following table sets forth the development of the liability for net unpaid losses and loss expenses of our insurance subsidiaries from 2015 to 2025. Loss data in the table includes business Atlantic States received from the underwriting pool.

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

The “Net liability re-estimated as of” portion of the table shows the re-estimated amount of the previously recorded liability based on experience for each succeeding year. The estimate increases or decreases as payments are made and more information becomes known about the severity of the remaining unpaid claims. For example, the 2015 liability has developed a deficiency after ten years because we expect the re-estimated net losses and loss expenses to be $20.7 million more than the estimated liability we initially established in 2015 of $322.0 million.

The “Cumulative deficiency (excess)” shows the cumulative deficiency or excess at December 31, 2025 of the liability estimate shown on the top line of the corresponding column. A deficiency in liability means that the liability established in prior years was less than the amount of actual payments and currently re-estimated remaining unpaid liability. An excess in liability means that the liability established in prior years exceeded the amount of actual payments and currently re-estimated unpaid liability remaining.

The “Cumulative amount of liability paid through” portion of the table shows the cumulative net losses and loss expense payments made in succeeding years for net losses incurred prior to the balance sheet date. For example, the 2015 column indicates that at December 31, 2025 payments equal to $333.1 million of the currently re-estimated ultimate liability for net losses and loss expenses of $342.7 million had been made.

Index
	Year Ended December 31,
(in thousands)	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Net liability at end of year for unpaid losses and loss expenses	$322,054	$347,518	$383,401	$475,398	$506,906	$557,189	$626,359	$669,862	$689,143	$704,364	$705,196
Net liability re-estimated as of:
One year later	325,043	354,139	419,032	462,466	493,961	525,981	581,538	653,209	674,171	694,097
Two years later	329,115	375,741	413,535	450,862	479,927	498,724	564,326	638,428	670,481
Three years later	338,118	376,060	404,902	440,168	463,441	490,177	550,972	638,823
Four years later	339,228	372,230	398,560	432,027	459,835	480,865	545,874
Five years later	338,020	370,960	396,695	431,115	455,494	484,462
Six years later	338,200	372,346	396,748	429,865	457,859
Seven years later	339,625	371,859	396,167	432,179
Eight years later	340,191	372,477	398,727
Nine years later	340,800	374,756
Ten years later	342,742
Cumulative deficiency (excess)	20,688	27,238	15,326	(43,219)	(49,047)	(72,727)	(80,485)	(31,039)	(18,662)	(10,267)
Cumulative amount of liability paid through:
One year later	$149,746	$163,005	$175,883	$195,956	$172,497	$182,223	$218,304	$260,739	$269,701	$277,360
Two years later	228,506	250,678	276,331	275,993	276,069	297,860	346,107	405,216	430,824
Three years later	274,235	306,338	317,447	335,310	343,912	374,043	426,648	500,744
Four years later	300,715	324,628	342,583	371,231	393,068	418,283	471,484
Five years later	309,630	337,946	362,061	394,251	414,690	441,368
Six years later	315,105	349,496	372,584	404,251	429,045
Seven years later	321,777	355,809	378,937	412,667
Eight years later	326,617	359,527	384,380
Nine years later	329,651	363,581
Ten years later	333,148

	Year Ended December 31,
(in thousands)	2017	2018	2019	2020	2021	2022	2023	2024	2025
Gross liability at end of year	$676,672	$814,665	$869,674	$962,007	$1,077,620	$1,121,046	$1,126,157	$1,120,985	$1,100,050
Reinsurance recoverable	293,271	339,266	362,768	404,818	451,261	451,184	437,014	416,621	394,854
Net liability at end of year	383,401	475,398	506,906	557,189	626,359	669,862	689,143	704,364	705,196
Gross re-estimated liability	678,947	752,587	787,256	868,967	924,582	1,000,930	1,051,463	1,079,093
Re-estimated recoverable	280,220	320,408	329,397	384,505	378,708	362,107	380,982	384,996
Net re-estimated liability	398,727	432,179	457,859	484,462	545,874	638,823	670,481	694,097
Gross cumulative deficiency (excess)	2,275	(62,078)	(82,418)	(93,040)	(153,038)	(120,116)	(74,694)	(41,892)

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

The external reinsurance our insurance subsidiaries and Donegal Mutual purchased for 2025 included:

•
excess of loss reinsurance, under which Donegal Mutual and our insurance subsidiaries recovered losses over a set retention of $4.0 million for all property losses, $6.0 million for all liability losses except workers’ compensation losses and $3.0 million for all workers’ compensation losses; and

•
catastrophe reinsurance, under which Donegal Mutual and our insurance subsidiaries recovered 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention of $25.0 million up to aggregate losses of $200.0 million per occurrence.

For property insurance, our insurance subsidiaries had excess of loss reinsurance that provided for coverage of $36.0 million per loss over a set retention of $4.0 million. For liability insurance, our insurance subsidiaries had excess of loss reinsurance that provided for coverage of $69.0 million per occurrence over a set retention of $6.0 million. For workers’ compensation insurance, our insurance subsidiaries had excess of loss reinsurance that provided for coverage of $17.0 million on any one life over a set retention of $3.0 million. Our insurance subsidiaries and Donegal Mutual renewed their third-party reinsurance for 2026 with no changes to the coverage and retention amounts in effect for 2025.

Our insurance subsidiaries and Donegal Mutual also purchased facultative reinsurance to cover certain exposures, including property exposures that exceeded the limits provided by their respective treaty reinsurance.

Investments

At December 31, 2025, 96.4% of all debt securities our insurance subsidiaries held had an investment-grade rating. The investment portfolios of our insurance subsidiaries did not contain any mortgage loans or any non-performing assets at December 31, 2025.

The following table shows the composition of the debt securities (at carrying value) in the investment portfolios of our insurance subsidiaries, excluding short-term investments, by rating at December 31, 2025:

(dollars in thousands)	December 31, 2025
Rating(1)	Amount	Percent
U.S. Treasury and U.S. agency securities(2)	$548,846	38.7%
Aaa or AAA	33,668	2.4
Aa or AA	399,203	28.2
A	208,188	14.7
BBB	177,150	12.5
BB	51,428	3.6
Allowance for expected credit losses	(1,313)	(0.1)
Total	$1,417,170	100.0%

(1)	Ratings assigned by Moody’s Investors Services, Inc. or Standard & Poor’s Corporation.
(2)	Includes mortgage-backed securities of $445.2 million.

Index
Our insurance subsidiaries invest in both taxable and tax-exempt securities as part of their strategy to maximize after-tax income. Tax-exempt securities made up approximately 21.3%, 16.6% and 18.2% of the fixed-maturity securities in the combined investment portfolios of our insurance subsidiaries at December 31, 2025, 2024 and 2023, respectively.

The following table shows the classification of our investments and the investments of our insurance subsidiaries at December 31, 2025, 2024 and 2023 (at carrying value):

	December 31,
	2025		2024		2023
		Percent of		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Fixed maturities(1):
Held to maturity:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$79,242	5.3%	$86,579	6.3%	$91,517	6.9%
Obligations of states and political subdivisions	436,802	29.1	371,896	26.9	376,898	28.4
Corporate securities	252,099	16.8	236,550	17.0	201,847	15.2
Mortgage-backed securities	8,304	0.6	10,689	0.8	9,235	0.7
Total held to maturity	776,447	51.8	705,714	51.0	679,497	51.2
Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	24,329	1.6	83,793	6.0	85,419	6.4
Obligations of states and political subdivisions	48,551	3.3	37,404	2.7	38,116	2.9
Corporate securities	130,925	8.7	202,932	14.7	196,793	14.8
Mortgage-backed securities	436,918	29.1	293,763	21.2	269,020	20.3
Total available for sale	640,723	42.7	617,892	44.6	589,348	44.4
Total fixed maturities	1,417,170	94.5	1,323,606	95.6	1,268,845	95.6
Equity securities(2)	44,370	3.0	36,808	2.6	25,903	2.0
Short-term investments(3)	38,713	2.5	24,558	1.8	32,306	2.4
Total investments	$1,500,253	100.0%	$1,384,972	100.0%	$1,327,054	100.0%

(1)
We refer to Notes 1 and 4 to our Consolidated Financial Statements. We value those fixed maturities we classify as held to maturity at amortized cost; we value those fixed maturities we classify as available for sale at fair value. The total fair value of fixed maturities we classified as held to maturity was $731.7 million at December 31, 2025, $631.6 million at December 31, 2024 and $611.5 million at December 31, 2023. The amortized cost of fixed maturities we classified as available for sale was $650.4 million at December 31, 2025, $652.6 million at December 31, 2024 and $629.7 million at December 31, 2023.

(2)	We value equity securities at fair value. The total cost of equity securities was $27.2 million at December 31, 2025, $24.7 million at December 31, 2024 and $18.8 million at December 31, 2023.
(3)	We value short-term investments at cost, which approximates fair value.

Index
The following table sets forth the maturities (at carrying value) in the fixed maturity portfolio of our insurance subsidiaries at December 31, 2025, 2024 and 2023:

	December 31,
	2025		2024		2023
		Percent of		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Due in(1):
One year or less	$28,609	2.0%	$56,914	4.3%	$54,392	4.3%
Over one year through three years	76,958	5.4	210,184	15.9	130,158	10.3
Over three years through five years	140,580	9.9	175,577	13.3	141,994	11.2
Over five years through ten years	323,870	22.9	318,912	24.1	347,035	27.3
Over ten years through fifteen years	234,181	16.6	208,445	15.7	201,585	15.9
Over fifteen years	169,058	11.9	50,503	3.8	116,747	9.2
Mortgage-backed securities	445,227	31.4	304,459	23.0	278,260	21.9
Allowance for expected credit losses	(1,313)	(0.1)	(1,388)	(0.1)	(1,326)	(0.1)
	$1,417,170	100.0%	$1,323,606	100.0%	$1,268,845	100.0%

(1)
Based on stated maturity dates with no prepayment assumptions. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As shown above, our insurance subsidiaries held investments in mortgage-backed securities having a carrying value of $445.2 million at December 31, 2025. The mortgage-backed securities consist primarily of investments in governmental agency balloon pools with stated maturities between one and 50 years. The stated maturities of these investments limit the exposure of our insurance subsidiaries to extension risk in the event that interest rates rise and prepayments decline. Our insurance subsidiaries perform an analysis of the underlying loans when evaluating a mortgage-backed security for purchase, and they select those securities that they believe will provide a return that properly reflects the prepayment risk associated with the underlying loans.

The following table sets forth the investment results of our insurance subsidiaries for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Invested assets(1)	$1,442,613	$1,356,013	$1,315,855
Investment income(2)	52,627	44,918	40,853
Average yield	3.6%	3.3%	3.1%
Average tax-equivalent yield	3.7	3.4	3.2

(1)	Average of the aggregate invested amounts at the beginning and end of the period.
(2)	Investment income is net of investment expenses and does not include investment gains or losses or provision for income taxes.

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

In addition to state-imposed insurance laws and regulations, the National Association of Insurance Commissioners, or the NAIC, maintains a risk-based capital system, or RBC, for assessing the adequacy of the statutory capital and surplus of insurance companies that augments the states’ current fixed dollar minimum capital requirements for insurance companies. At December 31, 2025, our insurance subsidiaries and Donegal Mutual each exceeded the minimum levels of statutory capital the RBC rules require by a substantial margin.

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

Regulatory requirements, including RBC requirements, may impact our insurance subsidiaries’ ability to pay dividends. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2025. Generally, the maximum amount that one of our insurance subsidiaries may pay to us as ordinary dividends during any year after notice to, but without prior approval of, the insurance commissioner of its domiciliary state is limited to a stated percentage of that subsidiary’s statutory capital and surplus at December 31 of the preceding fiscal year or the net income of that subsidiary for its preceding fiscal year. Our insurance subsidiaries paid dividends to us of $10.0 million,$15.0 million and $13.0 million in 2025, 2024 and 2023, respectively. At December 31, 2025, the amount of ordinary dividends our insurance subsidiaries could pay to us during 2026, without the prior approval of their respective domiciliary insurance commissioners, is shown in the following table.

Name of Insurance Subsidiary	Ordinary Dividend Amount

Atlantic States	$50,777,668
MICO	10,179,273
Peninsula	5,395,109
Southern	—
Total	$66,352,050

Donegal Mutual Insurance Company

Donegal Mutual organized as a mutual fire insurance company in Pennsylvania in 1889. At December 31, 2025, Donegal Mutual had admitted assets of $822.2 million and policyholders’ surplus of $454.6 million. At December 31, 2025, Donegal Mutual had total liabilities of $367.6 million, including reserves for net losses and loss expenses of $150.1 million and unearned premiums of $72.4 million. Donegal Mutual’s investment portfolio of $622.8 million at December 31, 2025 consisted primarily of investment-grade bonds of $203.2 million and its investment in our Class A common stock and our Class B common stock. At December 31, 2025, Donegal Mutual owned 13,928,704 shares, or approximately 44%, of our Class A common stock, which Donegal Mutual carried on its books at $208.7 million, and 4,751,974 shares, or approximately 85%, of our Class B common stock, which Donegal Mutual carried on its books at $71.2 million. We present Donegal Mutual’s financial information in accordance with SAP as the NAIC Accounting Practices and Procedures Manual requires. Donegal Mutual does not, nor is it required to, prepare financial statements in accordance with GAAP.

Index
Information about Our Executive Officers

The following table sets forth information regarding the executive officers of Donegal Mutual and the Registrant as of the date of this Form 10-K Report:

Name	Age	Position
Kevin G. Burke	60
President and Chief Executive Officer of us since 2015; President and Chief Executive Officer of Donegal Mutual since 2018; Executive Vice President and Chief Operating Officer of Donegal Mutual from 2014 to 2018; Senior Vice President of Human Resources of Donegal Mutual and us from 2005 to 2014; other positions from 2000 to 2005.

W. Daniel DeLamater	53
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

Jeffery T. Hay	51
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

Jeffrey D. Miller	61
Executive Vice President and Chief Financial Officer of Donegal Mutual and us since 2014; Senior Vice President and Chief Financial Officer of Donegal Mutual and us from 2005 to 2014; other positions from 1993 to 2005.

Sanjay Pandey	59
Executive Vice President and Chief Information Officer of Donegal Mutual and us since 2025; Senior Vice President and Chief Information Officer of Donegal Mutual and us from 2013 to 2025; other positions from 2000 to 2013.

Kristi S. Altshuler	45
Senior Vice President and Chief Analytics Officer of us since 2020; Senior Vice President and Chief Analytics Officer of Donegal Mutual since 2019; Director of Willis Towers Watson from 2018 to 2019; Director of Pricing Innovation of USAA from 2014 to 2018; other positions at USAA from 2001 to 2014.

David B. Bawel	39
Senior Vice President and Chief Accounting Officer of Donegal Mutual and us since 2024; Vice President of Financial Reporting and Analysis of Donegal Mutual and Vice President of us from 2018 to 2024; Assistant Vice President of Internal Audit of Donegal Mutual from 2012 to 2018.

Noland R. Deas, Jr.	58
Senior Vice President of Field Operations & National Accounts of Donegal Mutual and Senior Vice President of us since 2024; Senior Regional Vice President of Donegal Mutual from 2022 to 2024 and Regional Vice President of Donegal Mutual from 2020 to 2022; other positions with Donegal Mutual from 2006 to 2020.

William A. Folmar	67	Senior Vice President of Claims of Donegal Mutual and Senior Vice President of us since 2019; Vice President of Claims of Donegal Mutual from 2010 to 2019; other positions from 1998 to 2010.
Rick J. Hecker	38
Senior Vice President and General Counsel of Donegal Mutual and us since 2025; Senior Vice President and General Counsel of Conestoga Title Insurance Company from 2022 to 2024; Vice President and General Counsel of Conestoga Title Insurance Company from 2021 to 2022.

Christina M. Hoffman	51
Senior Vice President and Chief Risk Officer of Donegal Mutual and us since 2019; Senior Vice President of Internal Audit of Donegal Mutual and Senior Vice President of us from 2013 to 2019; Vice President of Internal Audit of Donegal Mutual and Vice President of us from 2009 to 2013.

David W. Sponic	61
Senior Vice President of Personal Lines of Donegal Mutual and Senior Vice President of us since 2022; Vice President of Personal Lines of Donegal Mutual from 2008 to 2022; other positions from 1990 to 2008.

V. Anthony Viozzi	52	Senior Vice President and Chief Investment Officer of Donegal Mutual and us since 2012; Vice President of Investments of Donegal Mutual and us from 2007 to 2012.

Index
Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K Report and the documents we incorporate by reference in this Form 10-K Report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include certain discussions relating to underwriting, premium and investment income volumes, business strategies, reserves, profitability, our expense reduction initiatives, Donegal Mutual’s ongoing information systems and data modernization implementations, business relationships and our other business activities during 2025 and beyond. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “objective,” “project,” “predict,” “potential,” “goal” and similar expressions. These forward-looking statements reflect our current views about future events and our current assumptions, and are subject to known and unknown risks and uncertainties that may cause our results, performance or achievements to differ materially from those we anticipate or imply by our forward-looking statements. We cannot control or predict many of the factors that could determine our future financial condition or results of operations. Such factors may include those we describe under “Risk Factors.” The forward-looking statements contained in this Form 10-K Report reflect our views and assumptions only as of the date of this Form 10-K Report. Except as required by law, we do not intend to update, and we assume no responsibility for updating, any forward-looking statements we have made. We qualify all of our forward-looking statements by these cautionary statements.

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

Loss severity in the property and casualty insurance industry has increased in recent years, principally driven by factors such as distracted driving, larger court judgments, higher jury awards and increasing medical and automobile and property repair costs, including increases due to inflation and supply chain disruption. In particular, future cost volatility for automobile replacement costs and repair parts could occur because of exposure to governmental trade policies, including tariffs, or geopolitical events. In addition, many classes of complainants have brought legal actions and proceedings, some of which may be funded by third-party litigation financing, that tend to increase the size of judgments. The propensity of policyholders and third-party claimants to utilize specialized plaintiff firms and litigate and the willingness of courts to expand causes of loss and the size of awards, to eliminate exclusions and to increase coverage limits may result in ultimate settlements of current and future losses that exceed the loss reserves of our insurance subsidiaries.

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

One of the distinguishing features of the property and casualty insurance industry is that it prices its products before it knows its costs, since insurers generally establish their premium rates before they know the amount of losses they will incur. Accordingly, our insurance subsidiaries establish premium rates from forecasts of the ultimate costs they expect to arise from risks they have underwritten during the policy period. Proposed increases in premium rates are subject to regulatory approval on a state-by-state basis, and there is a lag between the time that our insurance subsidiaries file for such approval and the date upon which our insurance subsidiaries can implement any such approved premium rate increase across their book of business for a product in a particular state. The premium rates our insurance subsidiaries charge may not be sufficient to cover the ultimate losses they incur. Further, our insurance subsidiaries must establish reserves for losses and loss expenses as balance sheet liabilities based upon estimates involving actuarial and statistical projections at a given time of what our insurance subsidiaries expect their ultimate liability to be. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss and the settlement of that loss. It is possible that our insurance subsidiaries’ ultimate liability could exceed these estimates because of the future development of known losses, the existence of losses that have occurred but are currently unreported and larger than historical settlements of pending and unreported claims. The process of estimating reserves is inherently judgmental and can be influenced by a number of factors, including the following:

•	trends in claim frequency and severity;

•	changes in operations;

•	emerging economic and social trends;

•	economic and social inflation;

•	the level of insurance fraud; and

•	changes in the regulatory and litigation environments.

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

We face risks associated with technological change, including artificial intelligence, data modernization and cloud migration, and the profitability of our insurance subsidiaries could be adversely affected if their competitors deploy such technologies more effectively or at greater scale.

The insurance industry is undergoing rapid technological change, including the expanded use of artificial intelligence, machine learning, advanced analytics, process automation and GenAI. Since 2018, Donegal Mutual has undertaken a multi-year modernization of its core systems, including replacement of legacy policy administration systems, implementation of a cloud-based data infrastructure and, beginning in 2026, migration of its Guidewire claims, billing and policy administration systems to the Guidewire cloud platform. Donegal Mutual has also begun deploying and piloting certain GenAI-enabled solutions to provide operating efficiencies and data-driven insights.

These initiatives involve significant cost, operational complexity and reliance on third-party vendors. They may result in implementation delays, cost overruns, data migration errors, system integration challenges, cybersecurity vulnerabilities, service disruptions or diversion of management attention. These initiatives may not be completed as planned or achieve intended operational efficiencies or other benefits. Any disruption or failure could adversely affect the underwriting, billing or claims operations of our insurance subsidiaries and materially adversely affect our results of operations and financial condition.

In addition, competitors, including larger insurers and technology-enabled companies, may have greater financial resources, broader data assets and more advanced analytical capabilities, enabling them to develop and scale artificial intelligence, automation and cloud-based solutions more rapidly or effectively than our insurance subsidiaries can. If competitors more effectively utilize technology to enhance risk selection, refine pricing, reduce expenses, improve claims handling or strengthen customer and agent experience, they may achieve superior underwriting performance or market share. More sophisticated use of data and analytics by competitors could also increase adverse selection risks for insurers with comparatively less advanced capabilities.

Our increasing reliance on third-party cloud platforms and technology providers exposes our insurance subsidiaries to vendor dependency and concentration risks. Any service disruption, cybersecurity incident or strategic misalignment involving a key vendor could impair the operations of our insurance subsidiaries or increase their costs.

Index
The use of artificial intelligence and GenAI presents additional operational, regulatory and reputational risks. Artificial intelligence models may produce inaccurate or unintended results, and evolving legal and regulatory standards governing artificial intelligence, data usage and algorithmic decision-making may increase compliance costs or restrict certain practices. Use of GenAI may also create unforeseen exposures or coverage issues under the policies our insurance subsidiaries issue or introduce new forms of claims fraud or cybercrime. If our insurance subsidiaries are unable to adapt to technological developments or compete effectively with organizations that deploy such technologies at greater scale, their competitive position and financial performance could be materially adversely affected.

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

Risks Relating to Our Business

Our insurance subsidiaries and Donegal Mutual currently conduct business in a limited number of states, with a concentration of business in Pennsylvania, Michigan, Delaware, Maryland and Virginia. Any single catastrophe occurrence or other condition affecting losses in these states could adversely affect the results of operations of our insurance subsidiaries.

Our insurance subsidiaries and Donegal Mutual conduct business in 21 states located primarily in the Mid-Atlantic, Midwestern, Southern and Southwestern regions of the country. A substantial portion of their business consists of private passenger and commercial automobile, homeowners, commercial multi-peril and workers’ compensation insurance in Pennsylvania, Michigan, Delaware, Maryland and Virginia. While our insurance subsidiaries and Donegal Mutual actively manage their respective exposure to catastrophes through their underwriting processes and the purchase of reinsurance, a single catastrophic occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or other condition affecting one or more of the states in which our insurance subsidiaries conduct substantial business could materially adversely affect their business, financial condition and results of operations. Common catastrophic events include hurricanes, earthquakes, tornadoes, wind and hailstorms, fires and wildfires, explosions and severe winter storms.

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

Our insurance subsidiaries and Donegal Mutual market their insurance products solely through a network of approximately 2,000 independent insurance agencies. This agency distribution system is one of the most important components of the competitive profile of our insurance subsidiaries and Donegal Mutual. As a result, our insurance subsidiaries and Donegal Mutual depend to a material extent upon their independent agents, each of whom has the authority to bind one or more of our insurance subsidiaries or Donegal Mutual to insurance coverage. To the extent that such independent agents’ marketing efforts fail to result in the maintenance of their current levels of volume and quality or they bind our insurance subsidiaries or Donegal Mutual to unacceptable insurance risks, fail to comply with the established underwriting guidelines of our insurance subsidiaries and Donegal Mutual or otherwise inappropriately market the products of our insurance subsidiaries and Donegal Mutual, the business, financial condition and results of operations of our insurance subsidiaries could suffer.

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

The property and casualty insurance industry is intensely competitive, and the pricing of insurance products is subject to significant fluctuations and uncertainties. Competition can be based on many factors, including:

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

Industry ratings are a factor in establishing and maintaining the competitive position of insurance companies. A.M. Best, an industry-accepted source of insurance company financial strength ratings, rates Donegal Mutual and our insurance subsidiaries. A.M. Best ratings provide an independent opinion of an insurance company’s financial health and its ability to meet its obligations to its policyholders. We believe that the financial strength rating of A.M. Best is material to the operations of Donegal Mutual and our insurance subsidiaries. For example, certain lenders require customers to purchase insurance from an insurance carrier that has received an A.M. Best rating that exceeds a certain level. Currently, Donegal Mutual and our insurance subsidiaries each have an A (Excellent) rating from A.M. Best. In May 2025, A.M. Best affirmed its A (Excellent) ratings of Donegal Mutual and our insurance subsidiaries. However, if A.M. Best were to downgrade the rating of Donegal Mutual or any of our insurance subsidiaries, it would adversely affect the competitive position of Donegal Mutual or that insurance subsidiary and make it more difficult for it to market its products and retain its existing policyholders.

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

As a holding company, we rely on dividends from our insurance subsidiaries as a significant source of funds to meet our corporate obligations and to pay dividends to our stockholders. The amount of dividends our insurance subsidiaries can pay to us is subject to regulatory restrictions and depends on the amount of surplus our insurance subsidiaries maintain. From time to time, the NAIC and various state insurance regulators consider modifying the method of determining the amount of dividends that an insurance company may pay without prior regulatory approval. The maximum amount of ordinary dividends that our insurance subsidiaries can pay to us in 2026 without prior regulatory approval is approximately $66.4 million. Other business and regulatory considerations, such as the impact of dividends on surplus that could affect the ratings of our insurance subsidiaries, competitive conditions, RBC requirements, the investment results of our insurance subsidiaries and the amount of premiums that our insurance subsidiaries write could also adversely impact the ability of our insurance subsidiaries to pay dividends to us.

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

Donegal Mutual is currently in the midst of a multi-year effort to modernize certain of its key infrastructure and applications systems, and the allocation of related costs to our insurance subsidiaries has resulted in an increase to their expense ratio. These new systems are intended to provide various benefits to the member companies of the Donegal Insurance Group, including streamlined workflows and business processes, service enhancements for their agents and policyholders, opportunities to implement new product models and innovative business solutions, greater utilization of data analytics and operational efficiencies. From 2020 to 2024, we implemented five major releases of new systems. In 2025, Donegal Mutual implemented the final two major releases of new systems for the remaining lines of business the Donegal Insurance Group issues currently and for the conversion of remaining legacy renewal policies of the Donegal Insurance Group. The conversion process will continue into 2027 as legacy policies renew on a state-by-state rollout schedule. During 2025, Donegal Mutual also began planning for the migration of its claims, billing and policy administration application systems from on-premise versions to cloud-based versions of these applications that we expect will occur in a phased approach over the next two years. Even with Donegal Mutual’s and our best planning and efforts and the involvement of third-party experts, Donegal Mutual may not complete the implementation of these new systems within its planned timeframes or budget. Further, Donegal Mutual’s information technology systems may not deliver the benefits Donegal Mutual and we expect and may fail to keep pace with our competitors’ information technology systems. As a result, Donegal Mutual and our insurance subsidiaries may not have the ability to grow their business and meet their profitability objectives.

Index
While we are currently placing less emphasis on pursuing acquisitions because Donegal Mutual and we believe there are opportunities for profitable organic growth, our strategy to grow in part through acquisitions of other insurance companies exposes us to risks that could adversely affect our results of operations and financial condition.

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

Index
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

Our insurance subsidiaries rely on reinsurance agreements to limit their maximum net loss from large single catastrophic risks or excess of loss risks in areas where our insurance subsidiaries may have a concentration of policyholders. Reinsurance also enables our insurance subsidiaries to increase their capacity to write insurance because it has the effect of leveraging the surplus of our insurance subsidiaries. Although the reinsurance our insurance subsidiaries maintain provides that the reinsurer is liable to them for any reinsured losses, the reinsurance agreements do not generally relieve our insurance subsidiaries from their primary liability to their policyholders if the reinsurer fails to pay the reinsurance claims of our insurance subsidiaries. To the extent that a reinsurer is unable to pay losses for which it is liable to our insurance subsidiaries, our insurance subsidiaries remain liable for such losses. At December 31, 2025, our insurance subsidiaries had approximately $90.7 million of reinsurance receivables from third-party reinsurers relating to paid and unpaid losses. Any insolvency or inability of these reinsurers to make timely payments to our insurance subsidiaries under the terms of their reinsurance agreements would adversely affect the results of operations of our insurance subsidiaries.

Michigan law requires several of our insurance subsidiaries to provide certain medical benefits under the personal injury protection, or PIP, coverage of the personal automobile and commercial automobile policies they write in the state of Michigan. Michigan law also requires those insurance subsidiaries to be members of the Michigan Catastrophic Claims Association, or MCCA, in order to write automobile insurance. MCCA receives funding through assessments that its members collect from policyholders in the state and provides reinsurance for PIP claims that exceed a set retention. At December 31, 2025, our insurance subsidiaries had approximately $45.5 million of reinsurance receivables from MCCA relating to paid and unpaid losses. The MCCA has generated significant operating deficits in recent years, and applicable Michigan law allows MCCA to assess its member companies for all losses and deficits through adjustments to future assessments. Although we currently consider the risk to be remote, should MCCA be unable to fulfill its payment obligations to our insurance subsidiaries in the future, the financial condition and results of operations of our insurance subsidiaries could be adversely affected.

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

Index
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

Our Class A common stock and our Class B common stock have limited liquidity. Reported average daily trading volume for our Class A common stock and our Class B common stock for the year ended December 31, 2025 was approximately 128,268 shares and approximately 1,288 shares, respectively. This limited liquidity could subject our shares of Class A common stock and our shares of Class B common stock to greater price volatility.

Donegal Mutual is our controlling stockholder. Donegal Mutual and its directors and executive officers have potential conflicts of interest between the best interests of our stockholders and the best interests of the policyholders of Donegal Mutual.

Donegal Mutual controls the election of all of the members of our board of directors. Six of the ten members of our board of directors are also directors of Donegal Mutual. Donegal Mutual and we share the same executive officers. These common directors and executive officers have a fiduciary duty to our stockholders and also have a fiduciary duty to the policyholders of Donegal Mutual. Among the potential conflicts of interest that could arise from these separate fiduciary duties are the following:

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

Index
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

Index
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

Donegal Mutual employs a third-party security operations center that provides after-hours alert services to help ensure continuous monitoring for cybersecurity threats. On an annual basis, Donegal Mutual also engages third-party cybersecurity consultants to perform cyberattack and penetration testing on its information systems and to conduct tabletop exercises to enhance preparedness of its crisis management team. This crisis management team includes technical and senior-level management personnel, and the exercises are intended to help maintain their readiness by reviewing the roles they will be expected to perform and the procedures they will be expected to follow in the event of a cybersecurity incident, including the assessment of reporting requirements. These consultants advise Donegal Mutual on the effectiveness of its cybersecurity processes and assist Donegal Mutual in remediating any identified vulnerabilities and implementing any recommended measures to improve its cybersecurity defenses and readiness.

Index
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

Donegal Mutual and we are not aware of any cybersecurity incidents or risks from cybersecurity threats that have materially affected, or are reasonably likely to affect, our business strategy, results of operations or financial condition. While Donegal Mutual maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For more information regarding the risks Donegal Mutual and we face from cybersecurity threats, see “Risk Factors - Risks Relating to Our Business - The disruption or failure of Donegal Mutual’s information technology systems or the compromise of the security of those systems that results in the theft or misuse of confidential information could materially impact adversely the business of Donegal Mutual and our insurance subsidiaries.”

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

Index
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

At the close of business on March 2, 2026, we had approximately 1,403 holders of record of our Class A common stock and approximately 196 holders of record of our Class B common stock.

We declared dividends of $0.73 per share on our Class A common stock and $0.66 per share on our Class B common stock in 2025, compared to $0.69 per share on our Class A common stock and $0.62 per share on our Class B common stock in 2024.

Unregistered Sales of Equity Securities and Use of Proceeds.

Between October 1, 2025 and December 31, 2025, Donegal Mutual purchased shares of our Class A common stock as set forth in the table below:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 October 1-31, 2025	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #2 November 1-30, 2025	Class A – 150,782 Class B – 43,404	Class A – $19.60 Class B – $17.50	Class A – 150,782 Class B – 43,404	(1)

Month #3 December 1-31, 2025	Class A – 123,343 Class B – None	Class A – $19.90 Class B – None	Class A – 123,343 Class B – None	(1)

Total	Class A – 274,125 Class B – 43,404	Class A – $19.73 Class B – $17.50	Class A – 274,125 Class B – 43,404

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

Index
Stock Performance Chart.

The following graph provides an indicator of cumulative total stockholder returns on our Class A common stock and our Class B common stock for the period beginning on December 31, 2020 and ending on December 31, 2025, compared to the Russell 2000 Index and a peer group comprised of six property and casualty insurance companies over the same period. The peer group consists of Cincinnati Financial Corp., Hanover Insurance Group Inc., Horace Mann Educators Corp., Kemper Corp., Selective Insurance Group Inc. and United Fire Group Inc. The graph shows the change in value of an initial $100 investment on December 31, 2020, assuming reinvestment of all dividends.

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/20
12/21
12/22
12/23
12/24
12/25
Donegal Group Inc. Class A
Donegal Group Inc. Class B
Russell 2000
Peer Group

	2020	2021	2022	2023	2024	2025
Donegal Group Inc. Class A	$100.00	$105.99	$110.28	$113.81	$131.99	$177.72
Donegal Group Inc. Class B	100.00	118.61	149.27	139.09	141.29	184.97
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
Peer Group	100.00	116.90	113.00	115.68	151.35	163.65

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

At December 31, 2025, Donegal Mutual held approximately 44% of our outstanding Class A common stock and approximately 85% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 70% of the combined voting power of our outstanding shares of Class A common stock and our outstanding shares of Class B common stock.

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

In July 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during 2025 or 2024. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through December 31, 2025.

On April 29, 2022, Donegal Mutual disclosed that it will, at its discretion, purchase shares of our Class A common stock and our Class B common stock at market prices prevailing from time to time in the open market subject to the provisions of SEC Rule 10b-18 and in privately negotiated transactions. Such disclosure did not stipulate a maximum number of shares that may be purchased under this program. Donegal Mutual purchased 776,332 and 1,057,282 shares of our Class A common stock during 2025 and 2024, respectively. Donegal Mutual purchased 43,404 shares of our Class B common stock during 2025. Donegal Mutual did not purchase any shares of our Class B common stock during 2024.

Index
In September 2025, Donegal Mutual and Southern entered into a renewal rights agreement with an affiliate of a farm-focused Pennsylvania-based mutual insurance group to provide a continuation option for their farm policyholders when they begin to non-renew all farm policies as they expire beginning in the second quarter of 2026. Donegal Mutual and Southern determined that the costs required to modernize the legacy farm product and systems were higher than the projected return on investment for this non-core line of business that represents approximately $6 million in premiums. None of our other insurance subsidiaries offered farm policies. We currently include farm policies within other commercial lines in our line of business reporting.

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

Index
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in several following years due to a number of factors, including supply chain disruption, higher new and used automobile values, increases in the cost of replacement automobile parts and rising labor rates. These trend changes caused significant disruption to historical loss patterns and gave rise to greater uncertainty as to the pattern of future loss settlements. Uncertainties regarding future trends include social inflation, availability and cost of replacement automobile parts and building materials, availability and cost of skilled labor, the rate of specialized plaintiff attorney involvement in claims, plaintiff attorney utilization of litigation financing and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2025. For every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $7.1 million.

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

Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $10.3 million, $15.0 million and $16.7 million in 2025, 2024 and 2023, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2025 development represented 1.5% of the December 31, 2024 net carried reserves and resulted primarily from lower-than-expected loss emergence in all lines of business except other commercial lines (which is primarily commercial umbrella liability) for accident years prior to 2025. The majority of the 2025 development related to decreases in the liability for losses and loss expenses of prior years for Southern and Peninsula. The 2024 development represented 2.2% of the December 31, 2023 net carried reserves and resulted primarily from lower-than-expected loss emergence in the commercial multi-peril, personal automobile and homeowner lines of business, offset partially by higher-than-expected loss emergence in the workers’ compensation and commercial automobile lines of business, for accident years prior to 2024. The majority of the 2024 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2023 development represented 2.5% of the December 31, 2022 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile and commercial automobile lines of business for accident years prior to 2023. The majority of the 2023 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO.

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

Index
Our insurance subsidiaries’ liability for losses and loss expenses by major line of business at December 31, 2025 and 2024 consisted of the following:

	2025	2024
	(in thousands)
Commercial lines:
Automobile	$175,277	$180,757
Workers’ compensation	130,429	129,406
Commercial multi-peril	215,476	208,676
Other	53,249	39,336
Total commercial lines	574,431	558,175

Personal lines:
Automobile	100,855	116,693
Homeowners	27,565	26,591
Other	2,345	2,905
Total personal lines	130,765	146,189

Total commercial and personal lines	705,196	704,364
Plus reinsurance recoverable	394,854	416,621
Total liability for losses and loss expenses	$1,100,050	$1,120,985

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

Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2025	Percentage Change in Equity at December 31, 2025(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2024	Percentage Change in Equity at December 31, 2024(1)
(dollars in thousands)
-10.0%	$634,676	8.7%	$633,928	10.2%
-7.5	652,306	6.5	651,537	7.6
-5.0	669,936	4.3	669,146	5.1
-2.5	687,566	2.2	686,755	2.5
Base	705,196	—	704,364	—
2.5	722,826	-2.2	721,973	-2.5
5.0	740,456	-4.3	739,582	-5.1
7.5	758,086	-6.5	757,191	-7.6
10.0	775,716	-8.7	774,800	-10.2

(1)	Net of income tax effect.

Index
Our insurance subsidiaries base their reserves for unpaid losses and loss expenses on current trends in loss and loss expense development and reflect their best estimates for future amounts needed to pay losses and loss expenses with respect to incurred events currently known to them plus incurred but not reported (“IBNR”) claims. Our insurance subsidiaries develop their reserve estimates based on an assessment of known facts and circumstances, review of historical loss settlement patterns, estimates of trends in claims severity, frequency, legal and regulatory changes and other assumptions. Our insurance subsidiaries consistently apply actuarial loss reserving techniques and assumptions, which rely on historical information as adjusted to reflect current conditions, including consideration of recent case reserve activity. Our insurance subsidiaries use the point estimate their actuaries select. For the year ended December 31, 2025, the actuaries developed a range from a low of $666.6 million to a high of $746.1 million and selected a point estimate of $705.2 million. The actuaries’ range of estimates for commercial lines in 2025 was $543.0 million to $607.8 million, and the actuaries selected a point estimate of $574.4 million. The actuaries’ range of estimates for personal lines in 2025 was $123.5 million to $138.3 million, and the actuaries selected a point estimate of $130.8 million. For the year ended December 31, 2024, the actuaries developed a range from a low of $672.1 million to a high of $740.4 million and selected a point estimate of $704.4 million. The actuaries’ range of estimates for commercial lines in 2024 was $533.0 million to $587.5 million, and the actuaries selected a point estimate of $558.2 million. The actuaries’ range of estimates for personal lines in 2024 was $139.1 million to $153.0 million, and the actuaries selected a point estimate of $146.2 million.

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

The following table presents 2025 and 2024 claim count and payment amount information for workers’ compensation. Workers’ compensation losses primarily consist of indemnity and medical costs for injured workers.

	For the Year Ended December 31,
(dollars in thousands)	2025	2024
Number of claims pending, beginning of period	2,832	3,144
Number of claims reported	4,408	5,066
Number of claims settled or dismissed	4,762	5,378
Number of claims pending, end of period	2,478	2,832

Losses paid	$52,449	$54,597
Loss expenses paid	$10,216	$10,953

Management Evaluation of Operating Results

We believe that our focused business strategy has positioned us well for 2026 and beyond. Because our insurance subsidiaries do not prepare GAAP financial statements, we evaluate the performance of our commercial lines and personal lines segments utilizing statutory accounting practices (“SAP”), which include financial measures that reflect the growth trends and underwriting results of our insurance subsidiaries.

Index
We use the following financial data to monitor and evaluate our operating results:
	Year Ended December 31,
(in thousands)	2025	2024	2023

Net premiums written:
Commercial lines:
Automobile	$197,949	$184,989	$174,741
Workers’ compensation	92,464	103,533	107,598
Commercial multi-peril	221,283	213,959	195,632
Other	52,295	45,439	50,458
Total commercial lines	563,991	547,920	528,429
Personal lines:
Automobile	208,077	243,036	215,957
Homeowners	122,999	140,613	139,688
Other	9,760	10,712	11,623
Total personal lines	340,836	394,361	367,268
Total net premiums written	$904,827	$942,281	$895,697

Components of combined ratio:
Loss ratio	61.3%	64.5%	69.1%
Expense ratio	33.8	33.7	34.7
Dividend ratio	0.3	0.4	0.6
Combined ratio	95.4%	98.6%	104.4%

Revenues:
Net premiums earned:
Commercial lines	$555,873	$539,683	$533,029
Personal lines	365,311	396,968	349,042
Total net premiums earned	921,184	936,651	882,071
Net investment income	52,627	44,918	40,853
Investment gains	619	4,981	3,173
Other	3,584	3,055	1,241
Total revenues	$978,014	$989,605	$927,338

	Year Ended December 31,
(in thousands)	2025	2024	2023

Components of net income:
Underwriting income (loss):
Commercial lines	$4,672	$5,826	$(6,998)
Personal lines	43,850	5,739	(35,118)
SAP underwriting income (loss)	48,522	11,565	(42,116)
GAAP adjustments	(5,849)	1,331	3,735
GAAP underwriting income (loss)	42,673	12,896	(38,381)
Net investment income	52,627	44,918	40,853
Investment gains	619	4,981	3,173
Other	1,674	(456)	(582)
Income before income tax expense	97,593	62,339	5,063
Income tax expense	18,252	11,477	637
Net income	$79,341	$50,862	$4,426

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

The following table provides a reconciliation of our net premiums earned to our net premiums written for 2025:

(in thousands)	Commercial Lines	Personal Lines	Total
Net premiums earned	$555,873	$365,311	$921,184
Change in net unearned premiums	8,118	(24,475)	(16,357)
Net premiums written	$563,991	$340,836	$904,827

The following table provides a reconciliation of our net premiums earned to our net premiums written for 2024:

(in thousands)	Commercial Lines	Personal Lines	Total
Net premiums earned	$539,683	$396,968	$936,651
Change in net unearned premiums	8,237	(2,607)	5,630
Net premiums written	$547,920	$394,361	$942,281

The following table provides a reconciliation of our net premiums earned to our net premiums written for 2023:

(in thousands)	Commercial Lines	Personal Lines	Total
Net premiums earned	$533,029	$349,042	$882,071
Change in net unearned premiums	(4,600)	18,226	13,626
Net premiums written	$528,429	$367,268	$895,697

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

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
GAAP Combined Ratios (Total Lines)
Loss ratio - core losses	51.4%	54.0%	57.5%
Loss ratio - weather-related losses	6.2	7.2	8.3
Loss ratio - large fire losses	4.8	4.9	5.2
Loss ratio - net prior-year reserve development	-1.1	-1.6	-1.9
Loss ratio	61.3	64.5	69.1
Expense ratio	33.8	33.7	34.7
Dividend ratio	0.3	0.4	0.6
Combined ratio	95.4%	98.6%	104.4%

Statutory Combined Ratios
Commercial lines:
Automobile	97.9%	102.6%	97.3%
Workers’ compensation	105.5	104.4	96.6
Commercial multi-peril	94.0	95.0	112.3
Other	106.3	80.0	85.5
Total commercial lines	98.5	98.2	101.6
Personal lines:
Automobile	86.4	97.4	109.7
Homeowners	96.9	99.6	108.6
Other	55.0	99.5	75.8
Total personal lines	89.3	98.3	108.2
Total commercial and personal lines	95.0	98.3	104.2

Index
Results of Operations

YEAR ENDED DECEMBER 31, 2025 COMPARED TO YEAR ENDED DECEMBER 31, 2024

Net Premiums Earned

Our insurance subsidiaries’ net premiums earned decreased to $921.2 million for 2025, a decrease of $15.5 million, or 1.7%, compared to 2024, primarily reflecting lower new business writings, offset partially by solid premium retention and renewal premium increases. Our insurance subsidiaries earn premiums and recognize them as income over the terms of the policies they issue. Such terms are generally one year or less in duration. Therefore, increases or decreases in net premiums earned generally reflect increases or decreases in net premiums written in the preceding twelve-month period compared to the same period one year earlier.

Net Premiums Written

Our insurance subsidiaries’ 2025 net premiums written decreased 4.0% to $904.8 million, compared to $942.3 million for 2024. Commercial lines net premiums written increased $16.0 million, or 2.9%, for 2025 compared to 2024. We attribute the increase in commercial lines net premiums written primarily to solid premium retention and a continuation of renewal premium increases in lines other than workers’ compensation, offset partially by lower new business writings. Personal lines net premiums written decreased $53.5 million, or 13.6%, for 2025 compared to 2024. We attribute the decrease in personal lines net premiums written primarily to planned attrition due to lower new business writings and strategic non-renewal actions, offset partially by a continuation of renewal premium rate increases and solid retention.

Investment Income

For 2025, our net investment income increased 17.2% to $52.6 million, compared to $44.9 million for 2024, due primarily to higher average invested assets and an increase in the average investment yield compared to the prior year.

Net Investment Gains

Our net investment gains for 2025 were $619,342, compared to $5.0 million for 2024. The net investment gains for 2025 and 2024 were primarily related to increases in the market value of the equity securities held at the end of the respective periods, with the increase in 2025 offset largely by net realized investment losses on the strategic sales of available-for-sale fixed-maturity securities. We did not recognize any impairment losses during 2025 or 2024.

Losses and Loss Expenses

Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 61.3% for 2025, compared to 64.5% for 2024. Our insurance subsidiaries’ commercial lines loss ratio increased slightly to 62.1% for 2025, compared to 62.0% for 2024. The commercial multi-peril loss ratio decreased to 56.4% for 2025, compared to 57.5% for 2024. The commercial automobile loss ratio decreased to 63.5% for 2025, compared to 68.5% for 2024. The workers’ compensation loss ratio decreased to 67.4% for 2025, compared to 67.7% for 2024. The personal lines loss ratio decreased to 60.0% for 2025, compared to 68.0% for 2024, due primarily to the continued benefit of earned premium rate increases and lower weather-related losses. The personal automobile loss ratio decreased to 57.7% for 2025, compared to 68.5% for 2024. The homeowners loss ratio decreased to 66.0% for 2025, compared to 66.7% for 2024. Our insurance subsidiaries experienced favorable loss reserve development of approximately $10.3 million, or 1.1 percentage points of the loss ratio, during 2025 in their reserves for prior accident years, compared to approximately $15.0 million, or 1.6 percentage points of the loss ratio, during 2024. The favorable loss reserve development in 2025 resulted primarily from lower-than-expected loss emergence in the commercial multi-peril, personal automobile, commercial automobile, homeowners, other personal lines and workers’ compensation lines of business, offset partially by unfavorable development in the other commercial lines of business (which is primarily umbrella liability). Weather-related losses of $56.9 million, or 6.2 percentage points of the loss ratio, for 2025 decreased from $67.7 million, or 7.2 percentage points of the loss ratio, for 2024, with the decrease primarily impacting the commercial multi-peril and homeowners lines of business. Large fire losses, which we define as individual fire losses in excess of $50,000, were $43.9 million, or 4.8 percentage points of the loss ratio, for 2025, compared to $45.8 million, or 4.9 percentage points of the loss ratio, for 2024.

Index
Underwriting Expenses

Our insurance subsidiaries’ expense ratio, which is the ratio of policy acquisition and other underwriting expenses to premiums earned, was 33.8% for 2025, compared to 33.7% for 2024. The impact from costs that Donegal Mutual Insurance Company allocated to our insurance subsidiaries related to its systems modernization project represented approximately 1.2 percentage points of the expense ratio for 2025.

Policyholder Dividends

Our insurance subsidiaries pay policyholder dividends primarily on workers’ compensation policies on a sliding scale based on the profitability of a given policy.

Combined Ratio

Our insurance subsidiaries’ combined ratio was 95.4% and 98.6% for 2025 and 2024, respectively. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of workers’ compensation policy dividends incurred to premiums earned. We attribute the decrease in our combined ratio primarily to the decrease in the loss ratio.

Interest Expense

Our interest expense for 2025 increased to $1.4 million, compared to $946,020 for 2024. We attribute the increase to higher interest rates on borrowings under our lines of credit during 2025 compared to 2024.

Income Taxes

Our income tax expense was $18.3 million for 2025, compared to $11.5 million for 2024. Our effective tax rate for 2025 and 2024 was 18.7% and 18.4%, respectively.

Net Income and Earnings Per Share

Our net income for 2025 was $79.3 million, or $2.18 per share of Class A common stock on a diluted basis and $2.01 per share of Class B common stock, compared to $50.9 million, or $1.53 per share of Class A common stock on a diluted basis and $1.38 per share of Class B common stock, for 2024. We had 31.4 million and 30.0 million Class A shares outstanding at December 31, 2025 and 2024, respectively. We had 5.6 million Class B shares outstanding for both periods. There are no outstanding securities that dilute our shares of Class B common stock.

Book Value Per Share

Our stockholders’ equity increased by $94.6 million during 2025, primarily due to our net income, after-tax unrealized gains within our available-for-sale fixed-maturity portfolio and other increases, offset partially by the cash dividends we declared during the year, resulting in an increase in our book value per share to $17.33 at December 31, 2025, compared to $15.36 a year earlier.

Index
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

Index
Financial Condition

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as they arise. Our major sources of funds from operations are the net cash flows generated from our insurance subsidiaries’ underwriting results, investment income and maturing investments.

We have historically generated sufficient net positive cash flow from our operations to fund our commitments and build our investment portfolio, thereby increasing future investment returns. The pooling agreement with Donegal Mutual historically has been cash flow positive because of the profitability of the underwriting pool. Because we settle the pool monthly, our cash flows are substantially similar to the cash flows that would result from the underwriting of direct business. We maintain a high degree of liquidity in our investment portfolio in the form of marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective. This laddering approach provides an additional measure of liquidity to meet our obligations and the obligations of our insurance subsidiaries should an unexpected variation occur in the future. Net cash flows provided by operating activities in 2025, 2024 and 2023 were $70.2 million, $67.4 million and $28.6 million, respectively.

At December 31, 2025, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current Term SOFR rate plus 2.11%. At December 31, 2025, Atlantic States had a $35.0 million outstanding advance with the FHLB of Pittsburgh that carries a fixed interest rate of 3.806% and is due in September 2026. We discuss in Note 9 – Borrowings our estimate of the timing of the amounts payable for the borrowings under our lines of credit based on their contractual maturities.

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

The cash dividends we declared to our stockholders totaled $26.3 million, $23.2 million and $22.2 million in 2025, 2024 and 2023, respectively. There are no regulatory restrictions on our payment of dividends to our stockholders, although there are restrictions under applicable state laws on the payment of dividends from our insurance subsidiaries to us, which is a significant source of cash for payment of stockholder dividends by us. Our insurance subsidiaries are required by law to maintain certain minimum surplus on a statutory basis and are subject to regulations under which their payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including the RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2025. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2026 are approximately $50.8 million from Atlantic States, $10.2 million from MICO and $5.4 million from Peninsula, or a total of approximately $66.4 million.

Index
Investments

At December 31, 2025 and 2024, our investment portfolio of primarily investment-grade bonds, common stock, short-term investments and cash totaled $1.5 billion and $1.4 billion, respectively, representing 64.0% and 61.6%, respectively, of our total assets. See “Business - Investments” for more information.

	December 31,
	2025		2024
		Percent of		Percent of
(dollars in thousands)	Amount	Total	Amount	Total
Fixed maturities:
Total held to maturity	$776,447	51.8%	$705,714	51.0%
Total available for sale	640,723	42.7	617,892	44.6
Total fixed maturities	1,417,170	94.5	1,323,606	95.6
Equity securities	44,370	3.0	36,808	2.6
Short-term investments	38,713	2.5	24,558	1.8
Total investments	$1,500,253	100.0%	$1,384,972	100.0%

The carrying value of our fixed maturity investments represented 94.5% and 95.6% of our total invested assets at December 31, 2025 and 2024, respectively.

Our fixed maturity investments consisted of high-quality marketable bonds, of which 96.4% and 95.6% were rated at investment-grade levels at December 31, 2025 and 2024, respectively.

At December 31, 2025, the net unrealized loss on our available-for-sale fixed maturity investments, net of deferred taxes, amounted to $7.6 million, compared to $27.4 million at December 31, 2024.

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

In November 2023, the FASB issued guidance that amended previous guidance on the disclosure of reportable segments. The guidance requires disclosure of incremental segment information including the title and position of the individual identified as the chief operating decision maker, a narrative explanation of how the chief operating decision maker uses each reported measure of a segment’s profit or loss in assessing performance and determining how to allocate resources, as well as quantification of significant segment expenses and other items. We refer to Note 18 - Segment Information for further information and disclosure of items required within the amended and enhanced guidance. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

In December 2023, the FASB issued guidance to enhance the transparency and usefulness of income tax disclosures. The guidance requires disclosure of specific categories in the rate reconciliation table and additional information for reconciling items that meet a quantitative threshold of equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. The guidance also requires disaggregated disclosure of the amount of income taxes paid for federal, state and foreign taxes. We refer to Note 11- Income Taxes for further information and disclosure of items required within the amended and enhanced guidance. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

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

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Principal cash flows and related weighted-average interest rates by stated maturity dates for the financial instruments we held at December 31, 2025 that are sensitive to interest rates are as follows:

(in thousands)	Principal Cash Flows	Weighted-Average Interest Rate
Fixed-maturity and short-term investments:
2026	$28,623	4.33%
2027	35,649	3.86
2028	44,613	4.61
2029	67,058	3.49
2030	75,024	3.82
Thereafter	1,191,581	4.01
Total	$1,442,548
Fair value	$1,411,094
Debt:
2026	$35,000	3.81%
Total	$35,000
Fair value	$35,000

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

Index
Donegal Group Inc.
Consolidated Balance Sheets

	December 31,
	2025	2024

Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (fair value $731,659,323 and $631,568,929; net of allowance for expected credit losses of $1,312,903 and $1,388,240)	$776,447,347	$705,713,916
Available for sale, at fair value (amortized cost $650,370,011 and $652,564,965)	640,722,775	617,891,862
Equity securities, at fair value	44,370,358	36,807,810
Short-term investments, at cost, which approximates fair value	38,712,341	24,558,744
Total investments	1,500,252,821	1,384,972,332
Cash	26,785,845	52,925,931
Accrued investment income	10,914,235	10,361,959
Premiums receivable	180,803,918	181,106,519
Reinsurance receivable (net of allowance for expected credit losses of $374,883 and $391,432)	398,582,136	420,741,855
Deferred policy acquisition costs	68,669,982	73,346,967
Deferred tax asset, net	13,287,301	18,769,861
Prepaid reinsurance premiums	171,083,219	176,161,872
Property and equipment, net	2,329,491	2,479,183
Accounts receivable - securities	—	24,924
Federal income taxes recoverable	4,028,034	—
Due from affiliate	3,299,188	8,410,090
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	9,918	147,126
Total assets	$2,386,629,452	$2,336,031,983

Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$1,100,049,937	$1,120,985,050
Unearned premiums	591,040,451	612,476,068
Accrued expenses	2,220,800	2,916,705
Reinsurance balances payable	3,484,130	4,345,426
Borrowings under lines of credit	35,000,000	35,000,000
Cash dividends declared to stockholders	6,647,482	6,031,078
Federal income taxes payable	—	356,103
Other	7,768,573	8,145,422
Total liabilities	1,746,211,373	1,790,255,852
Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 50,000,000 shares, issued 34,385,129 and 32,954,347 shares and outstanding 31,382,541 and 29,951,759 shares	343,852	329,544
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	391,811,397	369,679,946
Accumulated other comprehensive loss	(8,295,743)	(28,200,481)
Retained earnings	297,728,438	245,136,987
Treasury stock, at cost	(41,226,357)	(41,226,357)
Total stockholders’ equity	640,418,079	545,776,131
Total liabilities and stockholders’ equity	$2,386,629,452	$2,336,031,983

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
	2025	2024	2023
Statements of Income
Revenues
Net premiums earned (includes affiliated reinsurance of $244,601,249, $239,521,005 and $237,903,029 - see note 3)	$921,183,575	$936,651,480	$882,071,386
Investment income, net of investment expenses	52,626,715	44,918,162	40,853,215
Installment payment fees	3,282,581	2,740,505	894,137
Lease income	302,109	313,831	346,439
Net investment gains (includes ($5,224,178), ($174,302) and ($2,242,190) accumulated other comprehensive income reclassification)	619,342	4,981,072	3,172,807
Total revenues	978,014,322	989,605,050	927,337,984
Expenses
Net losses and loss expenses (includes affiliated reinsurance of $140,294,717, $136,662,558 and $150,198,479 - see note 3)	564,332,256	604,117,716	609,177,699
Amortization of deferred policy acquisition costs	152,783,000	160,311,000	154,214,000
Other underwriting expenses	158,384,631	155,253,685	151,747,579
Policyholder dividends	3,010,917	4,073,481	5,313,430
Interest	1,350,601	946,020	619,813
Other, net	559,940	2,564,216	1,201,987
Total expenses	880,421,345	927,266,118	922,274,508
Income before income tax expense	97,592,977	62,338,932	5,063,476
Income tax expense (includes $1,097,077, $36,603 and $470,860 income tax benefit from reclassification items)	18,252,237	11,476,680	637,972
Net income	$79,340,740	$50,862,252	$4,425,504
Basic earnings per common share:
Class A common stock	$2.22	$1.53	$0.14
Class B common stock	$2.01	$1.38	$0.11
Diluted earnings per common share:
Class A common stock	$2.18	$1.53	$0.14
Class B common stock	$2.01	$1.38	$0.11
Statements of Comprehensive Income
Net income	$79,340,740	$50,862,252	$4,425,504
Other comprehensive income, net of tax
Unrealized gain on securities:
Unrealized holding gain arising during the period, net of income tax expense of $4,196,548, $1,207,804 and $1,285,390	15,777,637	4,543,642	4,246,693
Reclassification adjustment for losses included in net income, net of income tax benefit of $1,097,077, $36,603 and $470,860	4,127,101	137,699	1,771,330
Other comprehensive income	19,904,738	4,681,341	6,018,023
Comprehensive income	$99,245,478	$55,543,593	$10,443,527

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statements of Stockholders’ Equity
	Common Stock
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, January 1, 2023	30,120,263	5,649,240	$301,203	$56,492	$325,601,647	$(41,703,747)	$240,563,774	$(41,226,357)	$483,593,012
Issuance of common stock (stock compensation plans)	150,426		1,504		2,081,186				2,082,690
Stock-based compensation	493,866		4,939		7,683,782				7,688,721
Net income							4,425,504		4,425,504
Cash dividends							(22,166,694)		(22,166,694)
Grant of stock options					327,863		(327,863)		—
Cumulative effect of adoption of updated guidance for credit losses at January 1, 2023							(1,895,902)		(1,895,902)
Reclassification of held-to-maturity transfer						2,803,902	(2,803,902)		—
Other comprehensive income						6,018,023			6,018,023
Balance, December 31, 2023	30,764,555	5,649,240	$307,646	$56,492	$335,694,478	$(32,881,822)	$217,794,917	$(41,226,357)	$479,745,354
Issuance of common stock (stock compensation plans)	153,366		1,534		2,006,136				2,007,670
Stock-based compensation	2,036,426		20,364		31,621,452				31,641,816
Net income							50,862,252		50,862,252
Cash dividends							(23,162,302)		(23,162,302)
Grant of stock options					357,880		(357,880)		—
Other comprehensive income						4,681,341			4,681,341
Balance, December 31, 2024	32,954,347	5,649,240	$329,544	$56,492	$369,679,946	$(28,200,481)	$245,136,987	$(41,226,357)	$545,776,131
Issuance of common stock (stock compensation plans)	111,028		1,110		1,734,816				1,735,926
Stock-based compensation	1,319,754		13,198		19,937,803				19,951,001
Net income							79,340,740		79,340,740
Cash dividends							(26,290,457)		(26,290,457)
Grant of stock options					458,832		(458,832)		—
Other comprehensive income						19,904,738			19,904,738
Balance, December 31, 2025	34,385,129	5,649,240	$343,852	$56,492	$391,811,397	$(8,295,743)	$297,728,438	$(41,226,357)	$640,418,079

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$79,340,740	$50,862,252	$4,425,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	3,075,115	3,873,161	4,326,446
Net investment gains	(619,342)	(4,981,072)	(3,172,807)
Changes in Assets and Liabilities:
Losses and loss expenses	(20,935,113)	(5,171,788)	5,111,080
Unearned premiums	(21,435,617)	13,064,600	21,758,338
Accrued expenses	(695,905)	(1,030,269)	(279,416)
Premiums receivable	302,601	(1,514,698)	(5,745,527)
Deferred policy acquisition costs	4,676,985	1,696,437	(1,873,174)
Deferred income taxes	188,935	(481,743)	229,397
Reinsurance receivable	22,159,719	20,689,479	13,959,053
Accrued investment income	(552,276)	(416,245)	(1,084,422)
Amounts due from affiliate	5,110,902	(6,502,563)	(7,080,816)
Reinsurance balances payable	(861,296)	(4,413,550)	5,263,152
Prepaid reinsurance premiums	5,078,653	(7,437,407)	(8,133,066)
Current income taxes	(4,384,137)	8,458,424	408,576
Other, net	(250,498)	745,019	511,426
Net adjustments	(9,141,274)	16,577,785	24,198,240
Net cash provided by operating activities	70,199,466	67,440,037	28,623,744
Cash Flows from Investing Activities:
Purchases of fixed maturities:
Held to maturity	(115,295,761)	(56,707,019)	(25,226,609)
Available for sale	(343,036,018)	(147,736,805)	(150,423,864)
Purchases of equity securities	(2,512,570)	(8,697,500)	(5,128,994)
Sales of fixed maturities:
Available for sale	189,710,482	7,184,635	28,154,556
Maturity of fixed maturities:
Held to maturity	43,456,162	30,548,257	32,923,991
Available for sale	148,552,675	116,612,046	58,277,402
Sales of equity securities	2,145,314	3,010,413	19,745,875
Net (purchases) sales of property and equipment	(425)	743	(44,701)
Net (purchases) sales of short-term investments	(14,153,597)	7,746,664	25,015,703
Net cash used in investing activities	(91,133,738)	(48,038,566)	(16,706,641)
Cash Flows from Financing Activities:
Issuance of common stock	20,468,239	32,433,403	8,645,530
Cash dividends paid	(25,674,053)	(22,701,216)	(21,893,692)
Net cash (used in) provided by financing activities	(5,205,814)	9,732,187	(13,248,162)
Net (decrease) increase in cash	(26,140,086)	29,133,658	(1,331,059)
Cash at beginning of year	52,925,931	23,792,273	25,123,332
Cash at end of year	$26,785,845	$52,925,931	$23,792,273

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

At December 31, 2025, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At December 31, 2025, Donegal Mutual held approximately 44% of our outstanding Class A common stock and approximately 85% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 70% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Index
In September 2025, Donegal Mutual and Southern entered into a renewal rights agreement with an affiliate of a farm-focused Pennsylvania-based mutual insurance group to provide a continuation option for their farm policyholders when they begin to non-renew all farm policies as they expire beginning in the second quarter of 2026. Donegal Mutual and Southern determined that the costs required to modernize the legacy farm product and systems were higher than the projected return on investment for this non-core line of business that represents approximately $6 million in premiums. None of our other insurance subsidiaries offered farm policies. We currently include farm policies within other commercial lines in our line of business reporting.

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

Index
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in subsequent years due to a number of factors, including supply chain disruption, higher new and used automobile values, increases in the cost of replacement automobile parts and rising labor rates. These trend changes caused significant disruption to historical loss patterns and give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of replacement automobile parts and building materials, availability and cost of skilled labor, the rate of specialized plaintiff attorney involvement in claims, increasing plaintiff attorney utilization of litigation financing and its impact on litigation strategies and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at December 31, 2025.

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

In 2025, 2024 and 2023, we realized $1,271,177, $370,644 and $139,135, respectively, in tax benefits upon the exercise of stock options.

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

In November 2023, the FASB issued guidance that amended previous guidance on the disclosure of reportable segments. The guidance requires disclosure of incremental segment information including the title and position of the individual identified as the chief operating decision maker, a narrative explanation of how the chief operating decision maker uses each reported measure of a segment’s profit or loss in assessing performance and determining how to allocate resources, as well as quantification of significant segment expenses and other items. We refer to Note 18 - Segment Information for further information and disclosure of items required within the amended and enhanced guidance. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

In December 2023, the FASB issued guidance to enhance the transparency and usefulness of income tax disclosures. The guidance requires disclosure of specific categories in the rate reconciliation table and additional information for reconciling items that meet a quantitative threshold of equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. The guidance also requires disaggregated disclosure of the amount of income taxes paid for federal, state and foreign taxes. We refer to Note 11- Income Taxes for further information and disclosure of items required within the amended and enhanced guidance. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

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

Index
The following amounts represent reinsurance Atlantic States ceded to the pool during 2025, 2024 and 2023:

	2025	2024	2023
Premiums earned	$358,244,537	$358,062,827	$332,272,662
Losses and loss expenses	201,642,149	201,030,943	238,055,099
Prepaid reinsurance premiums	164,949,115	169,621,545	161,991,511
Liability for losses and loss expenses	297,962,299	297,955,741	299,947,390

The following amounts represent reinsurance Atlantic States assumed from the pool during 2025, 2024 and 2023:

	2025	2024	2023
Premiums earned	$617,234,831	$611,864,614	$583,559,746
Losses and loss expenses	345,976,565	354,052,955	409,051,306
Unearned premiums	289,441,497	297,493,977	286,147,727
Liability for losses and loss expenses	518,833,183	517,975,350	507,527,839

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

The following amounts represent reinsurance ceded to Donegal Mutual pursuant to these quota-share reinsurance agreements during 2025, 2024 and 2023:

	2025	2024	2023
Premiums earned	$(32,160)	$19,517	$168,243
Losses and loss expenses	2,383,014	(3,095,130)	2,902,422
Liability for losses and loss expenses	8,814,047	10,450,447	17,852,153

In 2025, 2024, and 2023, each of our insurance subsidiaries had a catastrophe reinsurance agreement with Donegal Mutual that provided coverage under any one catastrophic occurrence above a set retention of $3,000,000, with a combined retention of $6,000,000 for a catastrophe involving a combination of our insurance subsidiaries, up to the amount Donegal Mutual and our insurance subsidiaries retained under catastrophe reinsurance agreements with unaffiliated reinsurers. In 2025, Southern, MICO and The Peninsula Insurance Company also had a liability reinsurance agreement with Donegal Mutual that provided coverage up to $3,000,000 per occurrence over a set retention of $3,000,000.

The following amounts represent reinsurance that our insurance subsidiaries ceded to Donegal Mutual pursuant to these reinsurance agreements during 2025, 2024 and 2023:

	2025	2024	2023
Premiums earned	$14,421,205	$14,261,265	$13,215,814
Losses and loss expenses	1,656,685	19,454,584	17,895,306
Liability for losses and loss expenses	1,474,118	6,876,255	2,497,244

Index
The following amounts represent the effect of affiliated reinsurance transactions on net premiums our insurance subsidiaries earned during 2025, 2024 and 2023:

	2025	2024	2023
Assumed	$617,234,831	$611,864,614	$583,559,746
Ceded	(372,633,582)	(372,343,609)	(345,656,717)
Net	$244,601,249	$239,521,005	$237,903,029

The following amounts represent the effect of affiliated reinsurance transactions on net losses and loss expenses our insurance subsidiaries incurred during 2025, 2024 and 2023:

	2025	2024	2023
Assumed	$345,976,565	$354,052,955	$409,051,306
Ceded	(205,681,848)	(217,390,397)	(258,852,827)
Net	$140,294,717	$136,662,558	$150,198,479

b. Expense Sharing

Donegal Mutual provides facilities, management and other services to us and our insurance subsidiaries. In addition, Donegal Mutual purchases and maintains the information technology systems that support the business of Donegal Mutual and our insurance subsidiaries. Donegal Mutual allocates certain related expenses to Atlantic States in relation to the relative participation of Atlantic States and Donegal Mutual in the pooling agreement. Our insurance subsidiaries other than Atlantic States reimburse Donegal Mutual for allocated costs of services Donegal Mutual provides on their behalf based on their proportion of the total direct premiums written of the Donegal Insurance Group and other metrics. Donegal Mutual allocates costs related to its development and maintenance of information technology systems over the estimated useful life of those systems (generally five years) and charges a proportionate share of those costs to our insurance subsidiaries based on their percentage of the total net premiums written of the Donegal Insurance Group. Allocated expenses from Donegal Mutual for services it provided to our insurance subsidiaries totaled $224,811,543, $224,565,390 and $218,974,132 for 2025, 2024 and 2023, respectively.

Donegal Mutual completed all major development activities related to the multi-year effort to modernize certain of its key technology infrastructure and application systems. Donegal Mutual placed several releases of new systems into service beginning in 2020 and ending with the two final releases in 2025. Donegal Mutual allocated $11.3 million, $12.3 million and $10.5 million of related costs to our insurance subsidiaries in 2025, 2024 and 2023, respectively. Donegal Mutual will allocate to our insurance subsidiaries their proportionate share of the remaining $45.6 million of related costs over the next five years.

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

Index
4 - Investments

The amortized cost and estimated fair values of our fixed maturities at December 31, 2025 and 2024 are as follows:

	2025
	Carrying Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$79,242,467	$47,257	$79,289,724	$84,055	$4,864,438	$74,509,341
Obligations of states and political subdivisions	436,802,311	357,188	437,159,499	3,221,019	39,248,172	401,132,346
Corporate securities	252,098,474	903,506	253,001,980	2,211,196	7,422,745	247,790,431
Mortgage-backed securities	8,304,095	4,952	8,309,047	66,156	147,998	8,227,205
Totals	$776,447,347	$1,312,903	$777,760,250	$5,582,426	$51,683,353	$731,659,323

	2025
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$25,057,361	$107,304	$835,267	$24,329,398
Obligations of states and political subdivisions	49,982,079	504,540	1,935,902	48,550,717
Corporate securities	132,203,204	699,686	1,978,429	130,924,461
Mortgage-backed securities	443,127,367	3,091,284	9,300,452	436,918,199
Totals	$650,370,011	$4,402,814	$14,050,050	$640,722,775

	2024
	Carrying Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$86,579,024	$51,632	$86,630,656	$—	$8,484,505	$78,146,151
Obligations of states and political subdivisions	371,895,483	259,896	372,155,379	649,770	54,062,089	318,743,060
Corporate securities	236,550,262	1,070,337	237,620,599	272,817	13,607,632	224,285,784
Mortgage-backed securities	10,689,147	6,375	10,695,522	—	301,588	10,393,934
Totals	$705,713,916	$1,388,240	$707,102,156	$922,587	$76,455,814	$631,568,929

	2024
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$87,514,016	$50,451	$3,771,832	$83,792,635
Obligations of states and political subdivisions	41,693,772	9,435	4,298,787	37,404,420
Corporate securities	211,059,119	141,685	8,269,108	202,931,696
Mortgage-backed securities	312,298,058	216,549	18,751,496	293,763,111
Totals	$652,564,965	$418,120	$35,091,223	$617,891,862

Index
At December 31, 2025, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $291.7 million and an amortized cost of $317.5 million. Our holdings also included special revenue bonds with an aggregate fair value of $158.0 million and an amortized cost of $169.6 million. With respect to both categories of bonds, we held no securities of any issuer that comprised more than 10% of that category at December 31, 2025. Education bonds and water and sewer utility bonds represented 42% and 32%, respectively, of our total investments in special revenue bonds based on their carrying values at December 31, 2025. Many of the issuers of the special revenue bonds we held at December 31, 2025 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

We have segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We are amortizing this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $181,869, $219,583 and $284,095 in other comprehensive income in 2025, 2024 and 2023, respectively. At December 31, 2025 and 2024, net unrealized losses of $853,706 and $1.0 million, respectively, remained within accumulated other comprehensive loss.

We set forth below the amortized cost and estimated fair value of fixed maturities at December 31, 2025 by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to maturity
Due in one year or less	$9,858,728	$9,844,359
Due after one year through five years	169,072,060	163,642,082
Due after five years through ten years	239,817,355	231,085,406
Due after ten years	350,703,060	318,860,271
Mortgage-backed securities	8,309,047	8,227,205
Total held to maturity	$777,760,250	$731,659,323
Available for sale
Due in one year or less	$18,784,118	$18,750,756
Due after one year through five years	48,817,652	48,465,558
Due after five years through ten years	86,158,680	84,052,777
Due after ten years	53,482,194	52,535,485
Mortgage-backed securities	443,127,367	436,918,199
Total available for sale	$650,370,011	$640,722,775

Index
The cost and estimated fair values of our equity securities at December 31, 2025 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value

Equity securities	$27,238,146	$17,193,576	$61,364	$44,370,358

The cost and estimated fair values of our equity securities at December 31, 2024 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value

Equity securities	$24,725,576	$12,087,227	$4,993	$36,807,810

The amortized cost of fixed maturities on deposit with various regulatory authorities at December 31, 2025 and 2024 amounted to $10,316,907 and $10,323,629, respectively.

We derived net investment income, consisting primarily of interest and dividends, from the following sources:

	2025	2024	2023
Fixed maturities	$50,881,739	$44,450,895	$40,445,697
Equity securities	814,239	710,333	765,881
Short-term investments	5,165,683	3,621,766	2,471,998
Other	29,250	29,250	29,250
Investment income	56,890,911	48,812,244	43,712,826
Investment expenses	(4,264,196)	(3,894,082)	(2,859,611)
Net investment income	$52,626,715	$44,918,162	$40,853,215

We present below gross gains and losses from investments and the change in the difference between fair value and cost of investments:

	2025	2024	2023
Gross realized gains:
Fixed maturities	$1,217,434	$113,699	$1,059,244
Equity securities	686,981	289,840	2,662,661
	1,904,415	403,539	3,721,905
Gross realized losses:
Fixed maturities	6,410,388	288,008	3,300,351
Equity securities	—	95,290	732,940
	6,410,388	383,298	4,033,291
Net realized (losses) gains	(4,505,973)	20,241	(311,386)
Gross unrealized gains on equity securities	5,111,342	5,028,206	3,651,125
Gross unrealized losses on equity securities	(61,364)	(4,982)	(109,125)
Decrease (increase) in allowance for credit losses	75,337	(62,393)	(57,807)
Net investment gains	$619,342	$4,981,072	$3,172,807

Change in difference between fair value and cost of investments:
Fixed maturities	$54,458,167	$(530,513)	$28,839,658
Equity securities	5,049,978	5,023,207	2,724,820
Totals	$59,508,145	$4,492,694	$31,564,478

Index
We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2025 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$9,502,823	$45,722	$76,505,619	$5,653,983
Obligations of states and political subdivisions	34,777,933	697,410	287,717,398	40,486,664
Corporate securities	47,139,104	405,757	183,025,525	8,995,417
Mortgage-backed securities	102,103,532	540,325	88,886,762	8,908,125
Totals	$193,523,392	$1,689,214	$636,135,304	$64,044,189

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2024 as follows:

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$37,528,341	$349,573	$112,322,114	$11,906,764
Obligations of states and political subdivisions	37,674,513	824,487	292,851,970	57,536,389
Corporate securities	83,342,468	1,505,512	311,435,364	20,371,228
Mortgage-backed securities	112,950,244	1,261,878	153,960,179	17,791,206
Totals	$271,495,566	$3,941,450	$870,569,627	$107,605,587

We held 638 debt securities that were in an unrealized loss position at December 31, 2025. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We did not recognize any impairment losses on specific securities in 2025, 2024 or 2023. We had no sales or transfers from our held to maturity portfolio in 2025, 2024 or 2023. We had no derivative instruments or hedging activities during 2025, 2024 or 2023.

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

Index
At December 31, 2025, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at December 31, 2025, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

We evaluate our assets and liabilities on a regular basis to determine the appropriate level at which to classify them for each reporting period. Based on our review of the methodology and summary of inputs the pricing services use, we have concluded that our Level 1 and Level 2 investments were classified properly at December 31, 2025 and 2024.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2025:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,329,398	$—	$24,329,398	$—
Obligations of states and political subdivisions	48,550,717	—	48,550,717	—
Corporate securities	130,924,461	—	130,924,461	—
Mortgage-backed securities	436,918,199	—	436,918,199	—
Equity securities	44,370,358	42,233,030	2,137,328	—
Total investments in the fair value hierarchy	$685,093,133	$42,233,030	$642,860,103	$—

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2024:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$83,792,635	$—	$83,792,635	$—
Obligations of states and political subdivisions	37,404,420	—	37,404,420	—
Corporate securities	202,931,696	—	202,931,696	—
Mortgage-backed securities	293,763,111	—	293,763,111	—
Equity securities	36,807,810	34,707,981	2,099,829	—
Total investments in the fair value hierarchy	$654,699,672	$34,707,981	$619,991,691	$—

Index
6 - Deferred Policy Acquisition Costs

Changes in our insurance subsidiaries’ deferred policy acquisition costs are as follows:

	2025	2024	2023
Balance, January 1	$73,346,967	$75,043,404	$73,170,230
Acquisition costs deferred	148,106,015	158,614,563	156,087,174
Amortization charged to earnings	(152,783,000)	(160,311,000)	(154,214,000)
Balance, December 31	$68,669,982	$73,346,967	$75,043,404

7 - Property and Equipment

Property and equipment at December 31, 2025 and 2024 consisted of the following:

	2025	2024	Estimated Useful Life
Office equipment	$8,289,413	$8,288,988	3-15 years
Automobiles	42,794	42,794	5 years
Real estate	2,575,207	2,575,207	5-50 years
Software	1,386,936	1,386,936	5 years
	12,294,350	12,293,925
Accumulated depreciation	(9,964,859)	(9,814,742)
	$2,329,491	$2,479,183

Depreciation expense for 2025, 2024 and 2023 amounted to $150,117, $153,480 and $166,400, respectively.

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

Index
We summarize activity in our insurance subsidiaries’ liability for losses and loss expenses as follows:

	2025	2024	2023
Balance at January 1	$1,120,985,050	$1,126,156,838	$1,121,045,758
Less reinsurance recoverable	(416,621,377)	(437,013,974)	(451,184,222)
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1	—	—	1,131,836
Net balance at January 1	704,363,673	689,142,864	670,993,372
Incurred related to:
Current year	574,599,658	619,089,646	625,831,043
Prior years	(10,267,402)	(14,971,930)	(16,653,344)
Total incurred	564,332,256	604,117,716	609,177,699
Paid related to:
Current year	286,140,139	319,195,507	330,290,039
Prior years	277,359,789	269,701,400	260,738,168
Total paid	563,499,928	588,896,907	591,028,207
Net balance at December 31	705,196,001	704,363,673	689,142,864
Plus reinsurance recoverable	394,853,936	416,621,377	437,013,974
Balance at December 31	$1,100,049,937	$1,120,985,050	$1,126,156,838

Our insurance subsidiaries recognized a decrease in their liability for losses and loss expenses of prior years of $10.3 million, $15.0 million and $16.7 million in 2025, 2024 and 2023, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2025 development represented 1.5% of the December 31, 2024 net carried reserves and resulted primarily from lower-than-expected loss emergence in all lines of business except other commercial lines (which is primarily commercial umbrella liability) for accident years prior to 2025. The majority of the 2025 development related to decreases in the liability for losses and loss expenses of prior years for Southern and Peninsula. The 2024 development represented 2.2% of the December 31, 2023 net carried reserves and resulted primarily from lower-than-expected loss emergence in the commercial multi-peril, personal automobile and homeowners lines of business, offset partially by higher-than-expected loss emergence in the workers’ compensation and commercial automobile lines of business, for accident years prior to 2024. The majority of the 2024 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO. The 2023 development represented 2.5% of the December 31, 2022 net carried reserves and resulted primarily from lower-than-expected loss emergence in the personal automobile and commercial automobile lines of business for accident years prior to 2023. The majority of the 2023 development related to decreases in the liability for losses and loss expenses of prior years for Atlantic States and MICO.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, our insurance subsidiaries’ IBNR reserves include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during 2025.

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

The following tables present information about incurred and paid claims development as of December 31, 2025, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves plus expected development on reported claims that our insurance subsidiaries included within their net incurred claims amounts. The tables include unaudited information about incurred and paid claims development for the years ended December 31, 2016 through 2024, which we present as supplementary information.

Index
Personal Automobile											At December 31, 2025
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2016	150,216	153,937	157,516	157,943	156,935	156,436	156,227	155,834	155,822	$156,148	$58	73
2017		166,690	176,728	175,939	174,784	173,730	173,032	172,712	172,376	172,427	138	79
2018			186,580	183,358	181,558	180,787	179,732	178,990	178,799	178,836	178	81
2019				161,056	157,689	156,300	154,805	153,883	153,253	152,896	495	68
2020					111,483	103,585	100,339	99,253	98,506	98,271	553	43
2021						119,364	118,752	114,707	114,874	113,681	922	47
2022							126,203	134,834	136,073	136,349	1,942	50
2023								152,740	155,260	155,617	3,733	52
2024									153,403	153,248	6,835	46
2025										119,272	24,651	38
									Total	$1,436,745

Personal Automobile
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
(in thousands)
2016	102,433	129,507	143,321	151,159	153,521	154,769	155,521	155,505	155,602	$155,630
2017		111,964	142,372	159,879	166,099	169,190	170,895	171,513	171,863	171,861
2018			115,585	150,175	163,036	169,651	173,922	176,233	177,367	178,152
2019				103,101	127,187	141,004	146,667	150,017	150,842	151,806
2020					66,084	81,783	89,736	94,094	96,277	96,837
2021						76,477	93,998	103,427	109,052	111,044
2022							83,616	109,845	125,624	131,267
2023								99,574	127,752	142,721
2024									101,227	128,410
2025										81,565
									Total	1,349,293
			All outstanding liabilities before 2016, net of reinsurance							1,525
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$88,977

Index
Homeowners											At December 31, 2025
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2016	62,443	64,064	63,735	63,355	63,279	63,409	63,472	63,478	63,462	$63,441	$—	12
2017		79,283	79,911	79,305	79,247	79,065	78,815	78,819	78,687	78,706	—	17
2018			81,965	83,385	82,905	82,566	82,058	81,977	81,930	81,938	26	19
2019				73,294	73,554	73,234	72,168	72,176	71,785	71,644	41	16
2020					61,633	62,718	61,595	61,495	61,285	61,340	28	14
2021						67,677	66,996	65,451	64,425	64,292	162	11
2022							82,433	82,045	81,838	81,795	539	10
2023								86,693	87,047	86,676	975	11
2024									85,975	85,392	1,357	10
2025										80,685	7,675	8
									Total	$755,909

Homeowners
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
(in thousands)
2016	50,125	61,145	62,760	63,144	63,162	63,217	63,266	63,296	63,302	$63,393
2017		67,077	77,663	78,006	78,127	78,454	78,528	78,556	78,662	78,676
2018			70,385	79,892	80,905	81,464	81,568	81,826	81,833	81,841
2019				58,074	69,145	70,416	70,884	71,209	71,446	71,563
2020					51,226	60,348	60,809	61,189	61,181	61,268
2021						52,161	63,920	64,124	64,258	64,190
2022							63,107	79,187	80,132	80,673
2023								67,636	84,194	85,683
2024									67,702	82,242
2025										61,894
									Total	731,423
			All outstanding liabilities before 2016, net of reinsurance							85
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$24,571

Index
Commercial Automobile											At December 31, 2025
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2016	54,302	57,353	65,905	67,127	66,894	66,085	65,922	65,602	65,537	$65,471	$5	13
2017		61,484	67,927	67,697	67,249	65,310	64,631	65,022	64,821	65,161	9	14
2018			79,307	81,396	82,313	83,043	82,226	82,368	82,234	82,020	33	16
2019				88,864	91,245	90,290	86,140	84,566	83,709	84,241	76	16
2020					90,367	87,766	85,016	83,590	83,590	83,484	311	14
2021						109,824	99,231	96,947	97,903	97,070	983	15
2022							115,287	108,690	109,314	109,030	3,560	15
2023								112,135	110,821	109,817	8,281	15
2024									115,327	112,635	16,435	12
2025										115,112	40,776	13
									Total	$924,041

Commercial Automobile
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
(in thousands)
2016	27,033	38,237	48,837	57,237	60,485	64,421	65,076	65,273	65,315	$65,314
2017		28,707	40,213	49,703	57,128	59,889	62,187	64,074	64,219	64,950
2018			33,862	47,941	57,451	69,487	74,421	79,308	80,375	80,922
2019				36,948	53,026	63,575	72,139	80,617	81,647	83,000
2020					31,884	46,459	60,665	70,669	78,974	80,812
2021						39,851	56,101	69,908	80,595	90,382
2022							46,242	67,367	81,554	93,641
2023								45,387	65,131	83,722
2024									43,206	67,633
2025										45,908
									Total	756,284
			All outstanding liabilities before 2016, net of reinsurance							42
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$167,799

Index
Commercial Multi-Peril											At December 31, 2025
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2016	43,005	46,988	48,267	48,871	48,732	48,823	48,802	48,374	48,213	$48,217	$—	6
2017		56,185	56,043	56,517	54,812	55,076	54,244	55,002	54,475	54,497	9	7
2018			66,265	66,470	67,749	67,810	65,911	65,900	65,727	66,012	93	7
2019				71,865	73,836	76,326	75,821	76,015	74,995	75,181	247	7
2020					83,195	79,910	76,490	74,796	72,624	72,330	811	8
2021						116,827	117,574	119,321	116,202	109,817	4,240	7
2022							142,395	141,935	139,486	142,993	7,931	7
2023								129,069	125,596	124,791	14,549	6
2024									119,376	114,326	23,922	5
2025										116,509	40,152	5
									Total	$924,673

Commercial Multi-Peril
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
(in thousands)
2016	19,660	29,402	34,612	41,193	43,435	44,944	47,432	48,048	48,169	$48,181
2017		27,399	36,926	42,691	46,361	49,488	51,494	52,422	53,886	54,025
2018			30,597	42,296	48,050	54,913	59,118	62,253	63,040	63,911
2019				28,210	41,266	47,522	55,951	63,156	69,762	71,638
2020					34,729	46,193	52,646	58,754	66,669	69,114
2021						46,768	69,735	82,580	94,484	99,812
2022							57,641	86,664	100,931	117,583
2023								56,238	82,006	94,243
2024									45,663	63,806
2025										43,100
									Total	725,413
			All outstanding liabilities before 2016, net of reinsurance							471
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$199,731

Index
Workers’ Compensation											At December 31, 2025
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	Unaudited
(dollars and reported claims in thousands)
2016	58,814	49,802	47,883	44,969	44,098	43,559	43,484	43,447	43,610	$43,580	$89	6
2017		60,450	56,351	52,687	51,464	49,557	48,802	48,668	48,504	48,362	358	6
2018			62,197	55,291	52,514	47,912	47,007	46,742	46,552	46,046	478	6
2019				60,998	59,624	57,728	56,480	55,893	56,121	55,867	690	7
2020					57,172	57,850	57,384	56,714	56,605	58,499	693	6
2021						67,035	65,530	64,225	64,445	65,088	1,380	7
2022							67,046	67,331	69,467	68,715	2,522	7
2023								62,401	65,137	64,746	4,616	6
2024									60,522	57,859	8,365	5
2025										59,470	18,836	4
									Total	$568,232

Workers’ Compensation
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance For the Year Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	Unaudited
(in thousands)
2016	14,709	30,344	37,178	40,570	41,208	41,543	41,809	42,195	42,486	$42,782
2017		15,581	31,990	39,684	42,954	44,242	45,174	45,935	46,339	46,573
2018			17,644	31,928	37,072	41,611	43,279	44,359	44,624	45,046
2019				16,939	33,009	41,740	47,121	50,079	51,944	53,155
2020					14,591	32,817	44,089	48,259	50,928	52,900
2021						20,931	42,633	51,781	56,162	57,950
2022							18,643	41,225	51,916	58,828
2023								17,546	39,922	49,171
2024									15,800	33,111
2025										16,074
									Total	455,590
			All outstanding liabilities before 2016, net of reinsurance							7,435
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$120,077

Index
The following table presents a reconciliation of the net incurred and paid claims development tables to the liability for claims and claims adjustment expenses in our consolidated balance sheet:

(in thousands)	At December 31, 2025
Net outstanding liabilities:
Personal automobile	$88,977
Homeowners	24,571
Commercial automobile	167,799
Commercial multi-peril	199,731
Workers’ compensation	120,077
Other	48,533
649,688
Reinsurance recoverable:
Personal automobile	83,481
Homeowners	12,015
Commercial automobile	94,996
Commercial multi-peril	97,061
Workers’ compensation	79,691
Other	12,187
379,431
Unallocated loss adjustment expenses	70,931
Gross liability for unpaid losses and loss expenses	$1,100,050

The following table presents supplementary information about average historical claims duration as of December 31, 2025:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Personal automobile	65.7%	17.4%	9.1%	4.2%	2.0%	0.8%	0.5%	0.2%	—%	—%
Homeowners	80.7	16.3	1.2	0.5	0.2	0.2	0.1	0.1	—	0.1
Commercial automobile	41.2	18.3	14.5	11.9	7.6	3.8	1.7	0.4	0.6	—
Commercial multi-peril	42.8	18.5	9.9	10.4	7.0	4.7	2.6	1.8	0.3	—
Workers’ compensation	30.0	32.4	15.2	8.3	3.4	2.3	1.2	0.9	0.6	0.7

9 - Borrowings

Lines of Credit

In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At December 31, 2025, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at interest rates equal to the then-current Term SOFR rate plus 2.11%.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a fixed-rate cash advance of $35.0 million that was outstanding at December 31, 2025. The cash advance carries a fixed interest rate of 3.806% and is due in September 2026.

Index
The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at December 31, 2025.

FHLB stock purchased and owned as part of the agreement	$1,615,400
Collateral pledged, at par (carrying value $39,761,155)	41,599,555
Borrowing capacity currently available	2,727,041

The following table reflects interest we paid during 2025, 2024 and 2023:

	2025	2024	2023
Interest	$1,350,601	$969,089	$618,519

10 - Reinsurance

Unaffiliated Reinsurers

Our insurance subsidiaries and Donegal Mutual participate in a consolidated third-party reinsurance program, for which the coverage and parameters are common to all of our insurance subsidiaries and Donegal Mutual. The program utilizes several different reinsurers, all of which have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance Donegal Mutual and our insurance subsidiaries had in place for 2025:

•
for property insurance, excess of loss reinsurance that provided for coverage of $36.0 million per loss over a set retention of $4.0 million and catastrophe reinsurance, under which they recovered 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention of $25.0 million up to aggregate losses of $200.0 million per occurrence;

•	for liability insurance, excess of loss reinsurance that provided for coverage of $69.0 million per occurrence over a set retention of $6.0 million; and

•	for workers' compensation insurance, excess of loss reinsurance that provided for coverage of $17.0 million on any one life over a set retention of $3.0 million.

For property insurance, our insurance subsidiaries had excess of loss reinsurance that provided for coverage of $36.0 million per loss over a set retention of $4.0 million. For liability insurance, our insurance subsidiaries had excess of loss reinsurance that provided for coverage of $69.0 million per occurrence over a set retention of $6.0 million. For workers’ compensation insurance, our insurance subsidiaries had excess of loss reinsurance that provided for coverage of $17.0 million on any one life over a set retention of $3.0 million.

As many as 30 reinsurers provided coverage for 2025 on any one treaty with no reinsurer taking more than 17% of any one treaty. The amount of coverage provided under each of these types of reinsurance depended upon the amount, nature, size and location of the risks being reinsured.

In order to write automobile insurance in the State of Michigan, several of our insurance subsidiaries are required to be members of the Michigan Catastrophic Claims Association (“MCCA”). MCCA provides reinsurance to those insurance subsidiaries for personal automobile and commercial automobile personal injury claims in the state of Michigan over a set retention.

In addition to the pooling agreement and third-party reinsurance, our insurance subsidiaries had a catastrophe reinsurance agreement with Donegal Mutual, under which each of our insurance subsidiaries recovered 100% of an accumulation of multiple losses resulting from a single event, including natural disasters, over a set retention of $3.0 million up to aggregate losses of $22.0 million per occurrence. The agreement also provided additional coverage for an accumulation of losses from a single event including a combination of our insurance subsidiaries over a combined retention of $6.0 million. Several of our insurance subsidiaries also had a liability reinsurance agreement with Donegal Mutual, under which each of those participating insurance subsidiaries recovered 100% of losses related to any liability claim over a set retention of $3.0 million up to losses of $3.0 million per occurrence.

Index
Our insurance subsidiaries and Donegal Mutual also purchased facultative reinsurance to cover certain exposures, including property exposures in excess of the covered limits of their respective treaty reinsurance.

The following amounts represent ceded reinsurance transactions with unaffiliated reinsurers during 2025, 2024 and 2023:

	2025	2024	2023
Premiums written	$32,093,676	$38,495,838	$43,030,879
Premiums earned	32,499,899	38,688,465	42,416,710
Losses and loss expenses	(3,178,091)	(2,537,221)	16,318,760
Prepaid reinsurance premiums	6,134,104	6,540,327	6,732,955
Liability for losses and loss expenses	86,978,777	101,730,415	116,717,187

Total Reinsurance

The following amounts represent total ceded reinsurance transactions with both affiliated and unaffiliated reinsurers during 2025, 2024 and 2023:

	2025	2024	2023
Premiums earned	$405,133,479	$411,032,074	$388,073,427
Losses and loss expenses	202,503,757	214,853,176	275,171,587
Prepaid reinsurance premiums	171,083,219	176,161,872	168,724,466
Liability for losses and loss expenses	395,229,241	417,012,858	437,013,974

The following amounts represent the effect of reinsurance on premiums written for 2025, 2024 and 2023:

	2025	2024	2023
Direct	$695,699,115	$737,539,403	$702,227,408
Assumed	609,182,350	623,210,848	589,675,724
Ceded	(400,054,828)	(418,469,480)	(396,206,492)
Net premiums written	$904,826,637	$942,280,771	$895,696,640

The following amounts represent the effect of reinsurance on premiums earned for 2025, 2024 and 2023:

	2025	2024	2023
Direct	$709,082,223	$735,818,955	$686,584,907
Assumed	617,234,831	611,864,599	583,559,906
Ceded	(405,133,479)	(411,032,074)	(388,073,427)
Net premiums earned	$921,183,575	$936,651,480	$882,071,386
Percentage of assumed premiums earned to net premiums earned	67.0%	65.3%	66.2%

Index
11 - Income Taxes

Our provision for income tax expense for 2025, 2024 and 2023 consisted of the following:

	2025	2024	2023
Current income tax expense:
U.S. federal	$17,813,302	$11,708,424	$158,575
State	250,000	250,000	250,000
Deferred income tax expense (benefit):
U.S. federal	188,935	$(481,744)	$229,397
Total income tax expense included in the consolidated statements of income	$18,252,237	$11,476,680	$637,972

The state income tax expense category was comprised of state taxes in Delaware.

Our effective tax rate is different from the amount computed at the U.S. federal statutory rate of 21%. The reasons for such difference and the related tax effects are as follows:

	2025		2024		2023
Income before income tax expense	$97,592,977		$62,338,932		$5,063,476
Tax at U.S. federal statutory rate	20,494,525	21.0%	13,091,176	21.0%	1,063,330	21.0%
State income taxes, net of federal income tax effect	250,000	0.3	250,000	0.4	250,000	4.9
Nontaxable or nondeductible items:
Tax-exempt interest	(1,506,919)	(1.5)	(1,260,114)	(2.0)	(1,328,312)	(26.2)
Proration	392,676	0.4	329,468	0.5	351,415	6.9
Dividends received deduction	(63,786)	(0.1)	(57,759)	(0.1)	(77,348)	(1.5)
Stock options	(895,639)	(0.9)	101,600	0.2	595,602	11.8
Fixed-maturity dispositions	—	—	(585,845)	(0.9)	—	—
Other adjustments:
Unrealized gain on equity securities	(1,060,494)	(1.1)	(1,054,875)	(1.7)	(572,213)	(11.3)
Additional tax paid for prior year	179,457	0.2	(5,157)	(0.1)	159,261	3.1
Other, net	462,417	0.4	668,186	1.1	196,237	3.9
Income tax expense	$18,252,237	18.7%	$11,476,680	18.4%	$637,972	12.6%

Income taxes paid were as follows:

	2025	2024	2023
U.S. federal	$22,447,439	$3,500,000	$—
State	250,050	250,050	250,050
Total	$22,697,489	$3,750,050	$250,050

Index
The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Unearned premium	$17,690,466	$18,377,475
Loss reserves	11,054,832	10,579,697
Net unrealized losses	2,205,197	7,498,822
Net state operating loss carryforward - DGI Parent	7,508,094	7,581,066
Other	850,843	1,035,322
Total gross deferred tax assets	39,309,432	45,072,382
Less valuation allowance	(7,508,094)	(7,581,066)
Net deferred tax assets	31,801,338	37,491,316
Deferred tax liabilities:
Deferred policy acquisition costs	14,420,695	15,402,863
Loss reserve transition adjustment	—	271,738
Other	4,093,342	3,046,854
Total gross deferred tax liabilities	18,514,037	18,721,455
Net deferred tax asset	$13,287,301	$18,769,861

We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of a deferred tax asset. At December 31, 2025 and 2024, we established a valuation allowance of $7.5 million and $7.6 million, respectively, for our net state operating loss carryforward. We determined that we were not required to establish a valuation allowance for the other net deferred tax assets of $31.8 million and $37.5 million at December 31, 2025 and 2024, respectively, since it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and our implementation of tax-planning strategies.

We are no longer subject to income tax examinations for tax years prior to 2016. In 2019, the Internal Revenue Service (“IRS”) began a federal income tax audit of our consolidated tax returns for tax years 2016 to 2018. No material issues have been raised and no adjustments have been proposed as a result of this ongoing audit.

On July 4, 2025, a budget reconciliation package referred to as the One Big Beautiful Bill Act of 2025 (the “OBBBA”) was enacted. The tax provisions included within the OBBBA did not have a material impact on our financial position, results of operations or cash flows.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 additional shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during 2025, 2024 or 2023. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through December 31, 2025.

Index
At December 31, 2025 and 2024, our treasury stock consisted of 3,002,588 and 72,465 shares of Class A common stock and Class B common stock, respectively.

13 - Stock Compensation Plans

Equity Incentive Plans

Since 1996, we have maintained an Equity Incentive Plan for Employees. During 2024, we adopted a plan that made a total of 4,500,000 shares of Class A common stock available for issuance to employees of our subsidiaries and affiliates. The plan provides for the granting of awards by our board of directors in the form of stock options, restricted stock, restricted stock units, other stock-based awards or any combination of the above. The plan provides that stock options may become exercisable up to ten years from their date of grant, with an option price not less than fair market value on the date preceding the date of grant.

Since 1996, we have maintained an Equity Incentive Plan for Directors. During 2024, we adopted a new plan that made 500,000 shares of Class A common stock available for issuance to our directors and the directors of our subsidiaries and affiliates. We may make awards under this plan in the form of stock options, restricted stock, restricted stock units, other stock-based awards or any combination of the above. The plan also provides for the issuance of 500 shares of restricted stock on the first business day of January in each year to each of our directors and each director of Donegal Mutual who does not serve as one of our directors. We issued 8,000 shares of restricted stock on January 2, 2025 under our director plan. We issued 8,500 shares of restricted stock on January 2, 2024 and January 3, 2023 under our prior director plan.

No further shares are available for future equity grants for plans in effect prior to 2024.

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

We historically granted stock options on an annual basis at our December board meeting, which occurs in the middle of December. At its December 18, 2025 board meeting, our board of directors approved the recommendation of the compensation committee to change the form of equity awards we issue on an annual basis from stock options to restricted stock units and to delay issuance until the first day of the next calendar year. Accordingly, we did not grant any restricted stock units during 2025. On January 1, 2026, we granted restricted stock unit awards to our officers and the officers of Donegal Mutual  that will vest in three equal annual installments. We plan to grant restricted stock units on January 1 of each year. This practice will allow for vesting under each grant to occur on the same date and for the value of shares our named executive officers receive upon vesting of multiple grants to be calculated consistently using the closing price of Class A common stock on the last trading day of the preceding year.

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

We charged compensation expense for our stock compensation plans against income before income taxes of $1.0 million, $980,911 and $876,569 for the years ended December 31, 2025, 2024 and 2023, respectively, with a corresponding income tax benefit of $210,355, $205,991 and $184,079. At December 31, 2025 and 2024, our total unrecognized compensation cost related to non-vested share-based compensation granted under our stock compensation plans was $794,210 and $1.8 million, respectively. We expect to recognize this cost over a weighted average period of 1.2 years.

Index
During 2025, we received cash from option exercises under all stock compensation plans of $18.9 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $1.3 million for 2025. During 2024, we received cash from option exercises under all stock compensation plans of $30.7 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $370,644 for 2024. During 2023, we received cash from option exercises under all stock compensation plans of $6.8 million. We realized actual tax benefits for the tax deductions from option exercises of share-based compensation of $139,135 for 2023.

Information regarding activity in our stock option plans follows:

	Number of Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2022	6,382,179	14.94
Granted - 2023	959,200	13.87
Exercised - 2023	(493,866)	13.79
Forfeited - 2023	(379,288)	15.29
Expired - 2023	(1,415,897)	15.81
Outstanding at December 31, 2023	5,052,328	14.58
Granted - 2024	910,100	15.76
Exercised - 2024	(2,035,226)	15.06
Forfeited - 2024	(211,400)	14.19
Expired - 2024	(229,309)	15.63
Outstanding at December 31, 2024	3,486,493	14.57
Granted - 2025	900	15.76
Exercised - 2025	(1,319,754)	14.36
Forfeited - 2025	(83,800)	14.53
Expired - 2025	(12,300)	14.43
Outstanding at December 31, 2025	2,071,539	$14.71
Exercisable at:
December 31, 2023	3,234,327	$14.90
December 31, 2024	1,792,942	$14.24
December 31, 2025	1,331,747	$14.41

Shares available for future option grants at December 31, 2025 totaled 4,104,500 shares under all plans.

The following table summarizes information about stock options outstanding at December 31, 2025:

Grant Date	Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life	Number of Options Exercisable
December 16, 2021	14.39	221,936	1.0 years	221,936
December 15, 2022	14.09	434,346	2.0 years	434,346
December 21, 2023	13.87	611,141	3.0 years	407,427
December 19, 2024	15.76	804,116	4.0 years	268,038
	Total	2,071,539		1,331,747

Index
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

A summary of plan activity follows:

	Shares Issued
	Price	Shares
January 1, 2023	$12.07	26,545
July 1, 2023	12.27	28,912
January 1, 2024	11.89	29,787
July 1, 2024	10.95	33,899
January 1, 2025	11.25	28,500
July 1, 2025	14.14	25,328

On January 1, 2026, we issued 22,283 shares at a price of $16.98 per share under this plan. Following this issuance, we had 256,385 shares available for issuance under this plan.

Agency Stock Purchase Plan

Since 1996, we have maintained an Agency Stock Purchase Plan. During 2021, we adopted a plan that made 500,000 shares of our Class A common stock available for issuance to agents of our insurance subsidiaries and Donegal Mutual. During 2024, we adopted a new plan that made 500,000 shares of our Class A common stock available for issuance to agents of our insurance subsidiaries and Donegal Mutual. The plan permits an agent to invest up to $12,000 per subscription period (April 1 to September 30 and October 1 to March 31 of each year) under various methods. We issue stock at the end of each subscription period at a price equal to 90% of the average market price during the last ten trading days of each subscription period. During 2025, we issued 49,200 shares under the 2024 plan. Following this issuance, we had 450,800 shares available for issuance under the 2024 plan. During 2024 and 2023, we issued 81,180 and 86,469 shares, respectively, under the 2021 plan. The expense we recognized under this plan was not material.

Index
14 - Statutory Net Income, Capital and Surplus and Dividend Restrictions

The following table presents selected information, as filed with state insurance regulatory authorities, for our insurance subsidiaries as determined in accordance with accounting practices prescribed or permitted by such insurance regulatory authorities:

	2025	2024	2023
Atlantic States:
Statutory capital and surplus	$362,819,553	$316,926,609	$273,626,140
Statutory unassigned surplus	254,629,111	209,677,754	167,301,333
Statutory net income	50,777,668	40,741,454	7,193,716
MICO:
Statutory capital and surplus	84,874,639	74,616,370	71,608,571
Statutory unassigned surplus	62,848,338	52,590,070	49,582,271
Statutory net income	10,179,273	7,822,780	3,298,940
Peninsula:
Statutory capital and surplus	53,951,090	47,342,601	50,398,403
Statutory unassigned surplus	32,141,891	29,033,401	32,089,203
Statutory net income	3,300,002	2,140,162	4,121,754
Southern:
Statutory capital and surplus	84,343,888	70,050,664	68,041,175
Statutory unassigned surplus	(2,604,889)	(16,898,113)	(8,907,602)
Statutory net income (loss)	14,145,857	(7,147,676)	(16,927,267)

We rely on dividends from our insurance subsidiaries as a significant source of cash for payment of dividends to our stockholders. State insurance laws require our insurance subsidiaries to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiaries are subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk-based capital (“RBC”) requirements that may further impact their ability to pay dividends. Our insurance subsidiaries’ statutory capital and surplus at December 31, 2025 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements, by a significant margin. Amounts available for distribution to us as dividends from our insurance subsidiaries without prior approval of insurance regulatory authorities in 2026 are approximately $50.8 million from Atlantic States, $10.2 million from MICO and $5.4 million from Peninsula, or a total of approximately $66.4 million.

Index
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

Reconciliations of statutory net income (loss) and capital and surplus, as determined using SAP, to the net income and stockholders’ equity amounts included in the accompanying consolidated financial statements are as follows:

	Year Ended December 31,
	2025	2024	2023
Statutory net income (loss) of insurance subsidiaries	$78,402,800	$43,556,720	$(2,312,857)
Increases (decreases):
Deferred policy acquisition costs	(4,676,985)	(1,696,437)	1,873,174
Deferred federal income taxes	(188,935)	481,744	(229,397)
Salvage and subrogation recoverable	585,000	3,674,600	3,644,800
Consolidating eliminations and adjustments	(4,845,000)	(9,024,921)	(10,574,579)
Parent-only net income	10,063,860	13,870,546	12,024,363
Net income	$79,340,740	$50,862,252	$4,425,504

	December 31,
	2025	2024	2023
Statutory capital and surplus of insurance subsidiaries	$585,989,170	$508,936,244	$463,674,289
Increases (decreases):
Deferred policy acquisition costs	68,669,982	73,346,967	75,043,404
Deferred federal income taxes	(17,425,614)	(13,302,370)	(13,072,768)
Salvage and subrogation recoverable	36,610,600	36,025,600	32,351,000
Non-admitted assets and other adjustments, net	1,893,396	1,722,807	1,328,142
Fixed maturities	(11,733,641)	(33,993,851)	(41,036,366)
Parent-only equity and other adjustments	(23,585,814)	(26,959,266)	(38,542,347)
Stockholders’ equity	$640,418,079	$545,776,131	$479,745,354

Index
16 - Earnings Per Share

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

We present below a reconciliation of the numerators and denominators we used in the basic and diluted per share computations for our Class A common stock:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Basic earnings per share:
Numerator:
Allocation of net income	$68,150	$43,178	$3,788
Denominator:
Weighted-average shares outstanding	30,744	28,155	27,469
Basic earnings per share	$2.22	$1.53	$0.14
Diluted earnings per share:
Numerator:
Allocation of net income	$68,150	$43,178	$3,788
Denominator:
Number of shares used in basic computation	30,744	28,155	27,469
Weighted-average effect of dilutive securities
Add: Director and employee stock options	502	91	94
Number of shares used in per share computations	31,246	28,246	27,563
Diluted earnings per share	$2.18	$1.53	$0.14

We used the following information in the basic and diluted per share computations for our Class B common stock:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Basic and diluted earnings per share:
Numerator:
Allocation of net income	$11,191	$7,684	$638
Denominator:
Weighted-average shares outstanding	5,577	5,577	5,577
Basic and diluted earnings per share	$2.01	$1.38	$0.11

Index
17 - Condensed Financial Information of Parent Company

Condensed Balance Sheets
(in thousands)

December 31,	2025	2024
Assets
Investment in subsidiaries/affiliates (equity method)	$653,075	$559,452
Short-term investments	21,996	6,551
Cash	5,467	20,014
Property and equipment	270	385
Other	2,898	2,013
Total assets	$683,706	$588,415

Liabilities and Stockholders’ Equity
Liabilities
Cash dividends declared to stockholders	$6,647	$6,031
Notes payable to subsidiary	35,000	35,000
Other	1,641	1,608
Total liabilities	43,288	42,639
Stockholders’ equity	640,418	545,776
Total liabilities and stockholders’ equity	$683,706	$588,415

Condensed Statements of Income and Comprehensive Income
(in thousands)

Year Ended December 31,	2025	2024	2023
Statements of Income
Revenues
Dividends from subsidiaries	$10,000	$15,000	$13,000
Other	1,299	669	638
Total revenues	11,299	15,669	13,638
Expenses
Operating expenses	1,265	1,314	1,202
Interest	1,529	1,120	787
Total expenses	2,794	2,434	1,989
Income before income tax benefit and equity in undistributed net income (loss) of subsidiaries	8,505	13,235	11,649
Income tax benefit	(1,559)	(635)	(375)
Income before equity in undistributed net income (loss) of subsidiaries	10,064	13,870	12,024
Equity in undistributed net income (loss) of subsidiaries	69,277	36,992	(7,598)
Net income	$79,341	$50,862	$4,426
Statements of Comprehensive Income
Net income	$79,341	$50,862	$4,426
Other comprehensive income, net of tax
Unrealized gain - subsidiaries	19,905	4,681	6,018
Other comprehensive income, net of tax	19,905	4,681	6,018
Comprehensive income	$99,246	$55,543	$10,444

Index
Condensed Statements of Cash Flows
(in thousands)

Year Ended December 31,	2025	2024	2023
Cash flows from operating activities:
Net income	$79,341	$50,862	$4,426
Adjustments:
Equity in undistributed net (income) loss of subsidiaries	(69,277)	(36,992)	7,598
Other	(738)	3,159	(168)
Net adjustments	(70,015)	(33,833)	7,430
Net cash provided	9,326	17,029	11,856
Cash flows from investing activities:
Net (purchase) sale of short-term investments	(15,445)	(5,082)	5,856
Net purchase of property and equipment	—	—	(45)
Investment in subsidiaries	(4,441)	(10,924)	(819)
Other	—	—	30
Net cash (used) received	(19,886)	(16,006)	5,022
Cash flows from financing activities:
Cash dividends paid	(25,674)	(22,701)	(21,894)
Issuance of common stock	21,687	33,649	9,771
Net cash (used) received	(3,987)	10,948	(12,123)
Net change in cash	(14,547)	11,971	4,755
Cash at beginning of year	20,014	8,043	3,288
Cash at end of year	$5,467	$20,014	$8,043

Index
18 - Segment Information

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

We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues.

Financial data by segment is as follows:

	2025
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$555,873	$365,311	$921,184
Net investment income	52,627	—	—	52,627
Investment gains	619	—	—	619
Total segment revenues	53,246	555,873	365,311	974,430
Other				3,584
Total revenues				$978,014
Segment expenses:
Net losses and loss expenses	—	345,493	218,878	564,371
Other underwriting expenses	—	202,697	102,583	305,280
Policyholder dividends	—	3,011	—	3,011
Total segment expenses	—	551,201	321,461	872,662
SAP underwriting income	—	4,672	43,850	48,522
GAAP adjustments				(5,849)
GAAP underwriting income				42,673
Net investment income				52,627
Investment gains				619
Other				1,674
Income before income tax expense				$97,593

Index
	2024
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$539,683	$396,968	$936,651
Net investment income	44,918	—	—	44,918
Investment gains	4,981	—	—	4,981
Total segment revenues	49,899	539,683	396,968	986,550
Other				3,055
Total revenues				$989,605
Segment expenses:
Net losses and loss expenses	—	336,353	271,918	608,271
Other underwriting expenses	—	193,431	119,311	312,742
Policyholder dividends	—	4,073	—	4,073
Total segment expenses	—	533,857	391,229	925,086
SAP underwriting income	—	5,826	5,739	11,565
GAAP adjustments				1,331
GAAP underwriting income				12,896
Net investment income				44,918
Investment gains				4,981
Other				(456)
Income before income tax expense				$62,339

	2023
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$533,029	$349,042	$882,071
Net investment income	40,853	—	—	40,853
Investment losses	3,173	—	—	3,173
Total segment revenues	44,026	533,029	349,042	926,097
Other				1,241
Total revenues				$927,338
Segment expenses:
Net losses and loss expenses	—	346,177	265,894	612,071
Other underwriting expenses	—	188,537	118,266	306,803
Policyholder dividends	—	5,313	—	5,313
Total segment expenses	—	540,027	384,160	924,187
SAP underwriting loss	—	(6,998)	(35,118)	(42,116)
GAAP adjustments				3,735
GAAP underwriting loss				(38,381)
Net investment income				40,853
Investment gains				3,173
Other				(582)
Income before income tax expense				$5,063

Index
19 - Guaranty Fund and Other Insurance-Related Assessments

Our insurance subsidiaries’ liabilities for guaranty fund and other insurance-related assessments were $1.9 million at December 31, 2025 and 2024. These liabilities included $551,867 and $668,722 related to surcharges collected by our insurance subsidiaries on behalf of regulatory authorities for 2025 and 2024, respectively.

20 - Allowance for Expected Credit Losses

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

The following table presents the balances for fixed maturities classified as held-to-maturity, net of the allowance for expected credit losses, at December 31, 2025 and 2024 and changes in the allowance for expected credit losses for 2025 and 2024.

	At and For the Year Ended December 31, 2025		At and For the Year Ended December 31, 2024
	Held-to- Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Held-to- Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$705,714	$1,388	$679,497	$1,326
Current period change for expected credit losses		(75)		62
Balance at end of period	$776,447	$1,313	$705,714	$1,388

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

Index
The following table presents the balances for reinsurance receivable, net of the allowance for expected credit losses, at December 31, 2025 and 2024 and changes in the allowance for expected credit losses for 2025 and 2024.

	At and For the Year Ended December 31, 2025		At and For the Year Ended December 31, 2024
	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$420,742	$391	$441,431	$1,394
Current period change for expected credit losses		(16)		(1,003)
Balance at end of period	$398,582	$375	$420,742	$391

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Donegal Group Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Donegal Group Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimate of Liabilities for Losses and Loss Expenses

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company estimates the liabilities for losses and loss expenses (reserves) through an internal reserve analysis that relies upon generally accepted actuarial practices. The Company develops reserve estimates by line of business and, as experience emerges and other information develops, the reserve estimates are assessed in aggregate and adjusted as necessary. As of December 31, 2025, the Company recorded a liability of $1.1 billion for reserves.

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
March 6, 2026

Index
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2025 covered by this Form 10-K Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2025, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act and our disclosure controls and procedures are also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on our evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was effective at December 31, 2025.

The effectiveness of our internal control over financial reporting at December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included in this Form 10-K Report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Trading Arrangements of Directors and Executive Officers

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Donegal Group Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Donegal Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and December 31, 2024, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules III (collectively, the consolidated financial statements), and our report dated March 6, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

Philadelphia, Pennsylvania
March 6, 2026

Index
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Other than the information we provide below and the information regarding executive officers included in Part I of this Form 10-K Report, we incorporate the response to this Item 10 by reference to our proxy statement we will file with the SEC on or about March 16, 2026 relating to our annual meeting of stockholders that we will hold on April 16, 2026, or our Proxy Statement.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the response to this Item 12 by reference to our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate the response to this Item 13 by reference to our Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

We incorporate the response to this Item 14 by reference to our Proxy Statement.

Index
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial statements, financial statement schedule and exhibits filed:

(i)	Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	108

Donegal Group Inc. and Subsidiaries:

Consolidated Balance Sheets at December 31, 2025 and 2024.	65

Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2025, 2024 and 2023	66

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2025, 2024 and 2023	67

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2025, 2024 and 2023	68

Notes to Consolidated Financial Statements	69

Report and Consent of Independent Registered Public Accounting Firm
(Filed as Exhibit 23.1)
(b)	Financial Statement Schedule

Schedule III — Supplementary Insurance Information	116

Report of Independent Registered Public Accounting Firm	Filed herewith

We have omitted all other schedules since they are not required, not applicable or the information is included in the financial statements or notes to the financial statements.

(c)	Exhibits

Exhibit No.	Description of Exhibits	Reference

3.1	Certificate of Incorporation of Donegal Group Inc., as amended.	(g)

3.2	Second Amended and Restated By-laws of Donegal Group Inc.	(m)

3.3	State of Delaware Certificate of Change of Registered Agent and/or Registered Office	(n)

4.1	Description of Donegal Group Inc’s Securities Registered pursuant to Section 12 of the Exchange Act.	(j)

Management Contracts and Compensatory Plans or Arrangements

10.1	Employment Agreement dated as of October 1, 2020 among Donegal Mutual Insurance Company, Donegal Group Inc. and Kevin G. Burke.	(i)

10.2	Employment Agreement dated as of October 1, 2020 among Donegal Mutual Insurance Company, Donegal Group Inc. and Jeffrey D. Miller.	(i)

10.3	Form of Employment Agreement dated as of October 1, 2020 among Donegal Mutual Insurance Company, Donegal Group Inc. and Our Executive Officers Other Than Kevin G. Burke and Jeffrey D. Miller.	(o)

10.4	Donegal Mutual Insurance Company 401(k) Plan.	(a)

10.5	Amendment No. 1 effective January 1, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(a)

10.6	Amendment No. 2 effective January 6, 2000 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

Index
10.7	Amendment No. 3 effective July 23, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.8	Amendment No. 4 effective January 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.9	Amendment No. 5 effective December 31, 2001 to Donegal Mutual Insurance Company 401(k) Plan.	(b)

10.10	Amendment No. 6 effective July 1, 2002 to Donegal Mutual Insurance Company 401(k) Plan.	(c)

10.11	Donegal Group Inc. 2019 Equity Incentive Plan for Employees.	(h)

10.12	Donegal Group Inc. 2019 Equity Incentive Plan for Directors.	(h)

10.13	Donegal Group Inc. 2021 Employee Stock Purchase Plan.	(l)

10.14	Donegal Group Inc. Cash Incentive Bonus Plan for 2023.	(o)

10.15	Donegal Group Inc. 2023 Long-Term Executive Incentive Plan	(o)

10.16	Donegal Group Inc. Cash Incentive Bonus Plan for 2024.	(q)

10.17	Donegal Group Inc. 2024 Equity Incentive Plan for Employees.	(r)

10.18	Donegal Group Inc. 2024 Equity Incentive Plan for Directors.	(r)

10.19	Donegal Group Inc. Cash Incentive Bonus Plan for 2025	(t)

10.20	Donegal Group Inc. Cash Incentive Bonus Plan for 2026.	Filed herewith

10.21	Donegal Group Inc. 2026 Long-Term Executive Incentive Plan.	Filed herewith

Other Material Contracts

10.22	Amended and Restated Proportional Reinsurance Agreement dated March 1, 2010 between Donegal Mutual Insurance Company and Atlantic States Insurance Company.	(e)

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
(k)

10.25	Quota-share Reinsurance Agreement dated December 1, 2010 between Donegal Mutual Insurance Company and Michigan Insurance Company.	(f)

10.26	Discretionary Loan Agreement between Donegal Group Inc. and M&T Bank dated August 1, 2020.	(j)

10.27	Amendment to Discretionary Loan Agreement between Donegal Group Inc. and M&T Bank dated September 24, 2021 - terms effective as of June 30, 2023 benchmark transition event.	(p)

10.28	Donegal Group Inc. 2024 Agency Stock Purchase Plan.	(s)

14	Code of Business Conduct and Ethics.	(d)

19	Insider Trading Policy.	Filed herewith

21	Subsidiaries of Registrant.	Filed herewith

23.1	Report and Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.	Filed herewith

Index
32.1	Section 1350 Certification of Chief Executive Officer.	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer.	Filed herewith

97.1	Donegal Group Inc. Incentive Compensation Recoupment Policy.	(q)

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

(a)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 1999.
(b)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2001.
(c)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2002.
(d)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2003.
(e)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2009.
(f)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2010.
(g)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-Q Report for the quarter ended June 30, 2019.
(h)	We incorporate such exhibit by reference to the copy of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 18, 2019 filed on March 18, 2019.
(i)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated October 1, 2020.
(j)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2020.
(k)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2021.
(l)	We incorporate such exhibit by reference to the copy of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 15, 2021 filed on March 15, 2021.
(m)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated July 22, 2022.
(n)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 8-K Report dated August 10, 2022.
(o)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2022.
(p)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-Q Report for the quarter ended June 30, 2023.
(q)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2023.
(r)	We incorporate such exhibit by reference to the copy of such plan in Registrant’s definitive proxy statement for its Annual Meeting of Stockholders held on April 18, 2024 filed on March 15, 2024.
(s)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s For S-3 Registration Statement filed on August 30, 2024.
(t)	We incorporate such exhibit by reference to the like-described exhibit in Registrant’s Form 10-K Report for the year ended December 31, 2024.

Index
Item 16.	Form 10-K Summary.

None.
DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Years Ended December 31, 2025, 2024 and 2023
($ in thousands)

Segment	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
Year Ended December 31, 2025
Commercial lines	$555,873	$—	$345,233	$92,194	$95,575	$563,991
Personal lines	365,311	—	219,099	60,589	62,810	340,836
Investments	—	52,627	—	—	—	—
	$921,184	$52,627	$564,332	$152,783	$158,385	$904,827
Year Ended December 31, 2024
Commercial lines	$539,683	$—	$334,363	$92,368	$89,455	$547,920
Personal lines	396,968	—	269,755	67,943	65,799	394,361
Investments	—	44,918	—	—	—	—
	$936,651	$44,918	$604,118	$160,311	$155,254	$942,281
Year Ended December 31, 2023
Commercial lines	$533,029	$—	$345,401	$94,842	$93,325	$528,429
Personal lines	349,042	—	263,777	59,372	58,423	367,268
Investments	—	40,853	—	—	—	—
	$882,071	$40,853	$609,178	$154,214	$151,748	$895,697

Index
DONEGAL GROUP INC. AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED
($ in thousands)

	At December 31,
Segment	Deferred Policy Acquisition Costs	Liability For Losses and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable
2025
Commercial lines	$44,043	$896,541	$379,075	$—
Personal lines	24,627	203,509	211,965	—
Investments	—	—	—	—
	$68,670	$1,100,050	$591,040	$—
2024
Commercial lines	$44,160	$887,820	$368,756	$—
Personal lines	29,187	233,165	243,720	—
Investments	—	—	—	—
	$73,347	$1,120,985	$612,476	$—

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

Date: March 6, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin G. Burke	President, Chief Executive Officer and a Director	March 6, 2026
Kevin G. Burke	(principal executive officer)

/s/ Jeffrey D. Miller	Executive Vice President and Chief Financial Officer	March 6, 2026
Jeffrey D. Miller	(principal financial and accounting officer)

/s/ Dennis J. Bixenman	Director	March 6, 2026
Dennis J. Bixenman

/s/ Jack L. Hess	Director	March 6, 2026
Jack L. Hess

/s/ Barry C. Huber	Director	March 6, 2026
Barry C. Huber

/s/ David C. King	Director	March 6, 2026
David C. King

/s/ Kevin M. Kraft, Sr.	Director	March 6, 2026
Kevin M. Kraft, Sr.

/s/ Jon M. Mahan	Director	March 6, 2026
Jon M. Mahan

/s/ S. Trezevant Moore, Jr.	Director	March 6, 2026
S. Trezevant Moore, Jr.

/s/ Britta H. Schatz	Director	March 6, 2026
Britta H. Schatz

/s/ Annette B. Szady	Director	March 6, 2026
Annette B. Szady