Form 10-Q
period 2026-03-31
DONEGAL GROUP INC
filed 2026-05-07
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,472,828 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on May 1, 2026.

DONEGAL GROUP INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Donegal Group Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (net of allowance for expected credit losses of $1,274,490 and $1,312,903)	$783,951,953	$776,447,347
Available for sale, at fair value	649,110,503	640,722,775
Equity securities, at fair value	45,105,813	44,370,358
Short-term investments, at cost, which approximates fair value	26,016,894	38,712,341
Total investments	1,504,185,163	1,500,252,821
Cash	35,501,229	26,785,845
Accrued investment income	11,978,051	10,914,235
Premiums receivable	197,327,411	180,803,918
Reinsurance receivable (net of allowance for expected credit losses of $401,773 and $374,883)	418,091,102	398,582,136
Deferred policy acquisition costs	71,995,952	68,669,982
Deferred tax asset, net	14,843,359	13,287,301
Prepaid reinsurance premiums	179,320,225	171,083,219
Property and equipment, net	2,292,226	2,329,491
Federal income taxes recoverable	940,090	4,028,034
Due from affiliate	5,712,446	3,299,188
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	9,918	9,918
Total assets	$2,448,780,536	$2,386,629,452
Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$1,129,814,963	$1,100,049,937
Unearned premiums	617,210,414	591,040,451
Accrued expenses	2,311,032	2,220,800
Reinsurance balances payable	3,141,996	3,484,130
Borrowings under lines of credit	35,000,000	35,000,000
Cash dividends declared to stockholders	—	6,647,482
Accounts payable - securities	4,350,228	—
Other	7,859,267	7,768,573
Total liabilities	1,799,687,900	1,746,211,373
Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 50,000,000 shares, issued 34,440,977 and 34,385,129 shares and outstanding 31,438,389 and 31,382,541 shares	344,410	343,852
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	393,244,272	391,811,397
Accumulated other comprehensive loss	(12,407,401)	(8,295,743)
Retained earnings	309,081,220	297,728,438
Treasury stock, at cost	(41,226,357)	(41,226,357)
Total stockholders’ equity	649,092,636	640,418,079
Total liabilities and stockholders’ equity	$2,448,780,536	$2,386,629,452

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Net premiums earned	$221,357,442	$232,701,889
Investment income, net of investment expenses	14,287,065	11,983,574
Net investment losses (includes $70,854 and $57,103 accumulated other comprehensive income reclassifications)	(479,224)	(470,861)
Lease income	74,218	76,827
Installment payment fees	756,733	882,195
Total revenues	235,996,234	245,173,624
Expenses:
Net losses and loss expenses	141,999,594	132,033,147
Amortization of deferred policy acquisition costs	36,297,000	39,231,000
Other underwriting expenses	42,014,492	41,194,994
Policyholder dividends	651,707	759,389
Interest	333,025	333,045
Other expenses, net	577,453	461,100
Total expenses	221,873,271	214,012,675
Income before income tax expense	14,122,963	31,160,949
Income tax expense (includes $14,879 and $11,992 income tax expense from reclassification items)	2,612,359	5,955,775
Net income	$11,510,604	$25,205,174
Net income per share:
Class A common stock - basic	$0.32	$0.72
Class A common stock - diluted	$0.31	$0.71
Class B common stock - basic and diluted	$0.29	$0.65

Donegal Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$11,510,604	$25,205,174
Other comprehensive (loss) income, net of tax
Unrealized (loss) income on securities:
Unrealized holding (loss) income during the period, net of income tax (benefit) expense of ($1,078,094) and $1,800,510	(4,055,683)	6,773,356
Reclassification adjustment for gains included in net income, net of income tax expense of $14,879 and $11,992	(55,975)	(45,111)
Other comprehensive (loss) income	(4,111,658)	6,728,245
Comprehensive income	$7,398,946	$31,933,419

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Three Months Ended March 31, 2026

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2025	34,385,129	5,649,240	$343,852	$56,492	$391,811,397	$(8,295,743)	$297,728,438	$(41,226,357)	$640,418,079
Issuance of common stock (stock compensation plans)	39,583	—	395	—	723,690	—	—	—	724,085
Share-based compensation	16,265	—	163	—	559,026	—	—	—	559,189
Net income	—	—	—	—	—	—	11,510,604	—	11,510,604
Cash dividends declared	—	—	—	—	—	—	(7,663)	—	(7,663)
Grant of stock options	—	—	—	—	150,159	—	(150,159)	—	—
Other comprehensive loss	—	—	—	—	—	(4,111,658)	—	—	(4,111,658)
Balance, March 31, 2026	34,440,977	5,649,240	$344,410	$56,492	$393,244,272	$(12,407,401)	$309,081,220	$(41,226,357)	$649,092,636

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

Index
Donegal Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$11,510,604	$25,205,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	857,401	1,020,039
Net investment losses	479,224	470,861
Changes in assets and liabilities:
Losses and loss expenses	29,765,026	(28,361,486)
Unearned premiums	26,169,963	21,088,303
Premiums receivable	(16,523,493)	(12,868,607)
Deferred acquisition costs	(3,325,970)	(2,847,365)
Deferred income taxes	(463,085)	(88,129)
Reinsurance receivable	(19,508,966)	17,360,240
Prepaid reinsurance premiums	(8,237,006)	(6,697,810)
Accrued investment income	(1,063,816)	(746,169)
Due from affiliate	(2,413,258)	5,511,873
Reinsurance balances payable	(342,134)	(515,651)
Current income taxes	3,087,944	6,108,965
Accrued expenses	90,232	61,685
Other, net	90,649	1,047,840
Net adjustments	8,662,711	544,589
Net cash provided by operating activities	20,173,315	25,749,763
Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(12,142,867)	(8,795,740)
Purchases of fixed maturities, available for sale	(43,893,780)	(37,872,046)
Purchases of equity securities, available for sale	(1,322,139)	(2,502,170)
Maturity of fixed maturities:
Held to maturity	9,050,096	7,057,175
Available for sale	30,199,197	23,253,617
Net sales (purchases) of property and equipment	325	(100)
Net sales of short-term investments	12,695,447	3,936,913
Net cash used in investing activities	(5,413,721)	(14,922,351)
Cash Flows from Financing Activities:
Cash dividends paid	(6,655,145)	(6,037,634)
Issuance of common stock	610,935	6,599,404
Net cash (used in) provided by financing activities	(6,044,210)	561,770
Net increase in cash	8,715,384	11,389,182
Cash at beginning of period	26,785,845	52,925,931
Cash at end of period	$35,501,229	$64,315,113

Cash paid during period - Interest	$333,025	$333,025
Net cash paid (received) during period - Taxes	$50,050	$(56,261)

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

At March 31, 2026, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At March 31, 2026, Donegal Mutual held approximately 44% of our outstanding Class A common stock and approximately 85% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 70% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Index
In September 2025, Donegal Mutual and Southern entered into a renewal rights agreement with an affiliate of a farm-focused Pennsylvania-based mutual insurance group to provide a continuation option for their farm policyholders when they begin to non-renew all farm policies as they expire beginning in the second quarter of 2026. Donegal Mutual and Southern determined that the costs required to modernize their legacy farm product and systems were higher than the projected return on investment for this non-core line of business that represents approximately $6 million in premiums. None of our other insurance subsidiaries offered farm policies. We currently include farm policies within other commercial lines in our line of business reporting.

2 -	Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations we expect for the year ending December 31, 2026.

We recommend you read the interim financial statements we include in this Form 10-Q Report in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 that we filed with the Securities and Exchange Commission (“SEC”) on March 6, 2026.

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

Index
		Three Months Ended March 31,
	2026		2025
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$9,913	$1,598	$21,575	$3,630
Denominator:
Weighted-average shares outstanding	31,428	5,577	30,121	5,577
Basic net income per share	$0.32	$0.29	$0.72	$0.65

Diluted net income per share:
Numerator:
Allocation of net income	$9,913	$1,598	$21,575	$3,630
Denominator:
Number of shares used in basic computation	31,428	5,577	30,121	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	386	—	309	—
Unvested restricted stock units	114	—	—	—
Number of shares used in diluted computation	31,928	5,577	30,430	5,577
Diluted net income per share	$0.31	$0.29	$0.71	$0.65

We did not exclude any outstanding options to purchase shares of Class A common stock in our computation of diluted net income per share because the exercise price of the options did not exceed the average market price of our Class A common stock during the applicable periods.

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

Our insurance subsidiaries and Donegal Mutual participate in a consolidated third-party reinsurance program. The coverage and parameters of the program are common to all of our insurance subsidiaries and Donegal Mutual. The program utilizes several different reinsurers, all of which have an A.M. Best rating of A- (Excellent) or better or, with respect to foreign reinsurers, have a financial condition that, in the opinion of our management, is equivalent to a company with at least an A- rating from A.M. Best. The following information describes the external reinsurance Donegal Mutual and our insurance subsidiaries have in place for 2026:

•
for property insurance, excess of loss reinsurance that provides for coverage of $36.0 million per loss over a set retention of $4.0 million and catastrophe reinsurance, under which they recover 100% of an accumulation of many losses resulting from a single event, including natural disasters, over a set retention of $25.0 million up to aggregate losses of $200.0 million per occurrence;

Index
•	for liability insurance, excess of loss reinsurance that provides for coverage of $69.0 million per occurrence over a set retention of $6.0 million; and

•	for workers’ compensation insurance, excess of loss reinsurance that provides for coverage of $17.0 million on any one life over a set retention of $3.0 million.

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

5 -	Investments

The amortized cost and estimated fair values of our fixed maturities at March 31, 2026 were as follows:

	Carrying Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$73,787	$44	$73,831	$49	$5,123	$68,757
Obligations of states and political subdivisions	447,460	359	447,819	2,381	44,403	405,797
Corporate securities	255,159	867	256,026	1,040	9,305	247,761
Mortgage-backed securities	7,546	4	7,550	47	142	7,455
Totals	$783,952	$1,274	$785,226	$3,517	$58,973	$729,770

Index
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,355	$43	$903	$23,495
Obligations of states and political subdivisions	52,679	383	2,593	50,469
Corporate securities	141,280	301	2,550	139,031
Mortgage-backed securities	445,694	1,749	11,327	436,116
Totals	$664,008	$2,476	$17,373	$649,111

At March 31, 2026, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $294.5 million and an amortized cost of $325.0 million. Our holdings at March 31, 2026 also included special revenue bonds with an aggregate fair value of $161.8 million and an amortized cost of $175.5 million. With respect to both categories of those bonds, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category at March 31, 2026. Education bonds and water and sewer utility bonds represented 41% and 35%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at March 31, 2026. Many of the issuers of the special revenue bonds we held at March 31, 2026 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

The amortized cost and estimated fair values of our fixed maturities at December 31, 2025 were as follows:

	Carrying Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$79,243	$47	$79,290	$84	$4,864	$74,510
Obligations of states and political subdivisions	436,802	357	437,159	3,221	39,248	401,132
Corporate securities	252,098	904	253,002	2,211	7,423	247,790
Mortgage-backed securities	8,304	5	8,309	66	148	8,227
Totals	$776,447	$1,313	$777,760	$5,582	$51,683	$731,659

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$25,057	$107	$835	$24,329
Obligations of states and political subdivisions	49,982	505	1,936	48,551
Corporate securities	132,203	700	1,978	130,925
Mortgage-backed securities	443,128	3,091	9,301	436,918
Totals	$650,370	$4,403	$14,050	$640,723

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

Index
We have segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity.  We are amortizing this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $44,511 and $45,199 in other comprehensive (loss) income during the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026 and December 31, 2025, net unrealized losses of $809,195 and $853,706, respectively, remained within accumulated other comprehensive loss.

We show below the amortized cost and estimated fair value of our fixed maturities at March 31, 2026 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$7,075	$7,047
Due after one year through five years	223,356	212,535
Due after five years through ten years	224,875	212,680
Due after ten years	322,370	290,053
Mortgage-backed securities	7,550	7,455
Total held to maturity	$785,226	$729,770

Available for sale
Due in one year or less	$13,280	$13,254
Due after one year through five years	71,676	69,981
Due after five years through ten years	80,378	78,148
Due after ten years	52,980	51,612
Mortgage-backed securities	445,694	436,116
Total available for sale	$664,008	$649,111

The cost and estimated fair values of our equity securities at March 31, 2026 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$28,560	$16,738	$192	$45,106

The cost and estimated fair values of our equity securities at December 31, 2025 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$27,238	$17,193	$61	$44,370

Index
We present below gross gains and losses from investments and the change in the difference between fair value and cost of investments:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Gross realized gains:
Fixed maturities	$71	$54
Equity securities	—	—
	71	54
Gross realized losses:
Fixed maturities	2	—
Equity securities	—	—
	2	—
Net realized gains	69	54
Gross unrealized gains on equity securities	889	573
Gross unrealized losses on equity securities	(1,476)	(1,135)
Fixed maturities - credit impairment charges	39	37
Net investment losses	$(479)	$(471)

We held fixed maturities with unrealized losses representing declines that we considered temporary at March 31, 2026 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$13,581	$86	$70,266	$5,940
Obligations of states and political subdivisions	72,793	1,975	281,046	45,021
Corporate securities	110,730	1,833	175,475	10,022
Mortgage-backed securities	177,508	2,237	87,097	9,232
Totals	$374,612	$6,131	$613,884	$70,215

We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2025 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$9,503	$46	$76,506	$5,654
Obligations of states and political subdivisions	34,778	697	287,717	40,487
Corporate securities	47,139	406	183,026	8,995
Mortgage-backed securities	102,104	540	88,887	8,908
Totals	$193,524	$1,689	$636,136	$64,044

Index
We make estimates concerning the valuation of our investments and, as applicable, the recognition of declines in the value of our investments.  For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to an available-for-sale debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we establish an allowance for credit loss. We then recognize the amount of the allowance in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. We regularly review the allowance for credit losses and recognize changes in the allowance in our results of operations. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. For held-to-maturity debt securities, we make estimates concerning expected credit losses at an aggregated level rather than monitoring individual debt securities for credit losses. We establish an allowance for expected credit losses based on an ongoing review of securities held, historical loss data, changes in issuer credit standing and other relevant factors. We utilize a probability-of-default methodology, which reflects current and forecasted economic conditions, to estimate the allowance for expected credit losses and recognize changes to the allowance in our results of operations. We held 715 debt securities that were in an unrealized loss position at March 31, 2026. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

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

Our chief operating decision maker, who is our Chief Executive Officer, evaluates the performance of the commercial lines and personal lines primarily based upon our insurance subsidiaries’ underwriting results as determined under statutory accounting principles (“SAP”). This segmentation is consistent with the segmentation we utilize to manage our business. We make resource allocation decisions based upon historical underwriting results as well as perceived opportunities for future profitable growth within each segment.

We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues.

Financial data by segment is as follows:

	Three Months Ended March 31, 2026
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$138,963	$82,394	$221,357
Net investment income	14,287	—	—	14,287
Investment losses	(479)	—	—	(479)
Total segment revenues	13,808	138,963	82,394	235,165
Other				831
Total revenues				$235,996
Segment expenses:
Net losses and loss expenses	—	95,358	46,109	141,467
Other underwriting expenses	—	58,478	22,897	81,375
Policyholder dividends	—	652	—	652
Total segment expenses	—	154,488	69,006	223,494
SAP underwriting (loss) income	—	(15,525)	13,388	(2,137)
GAAP adjustments				2,532
GAAP underwriting income				395
Net investment income				14,287
Investment losses				(479)
Other				(80)
Income before income tax expense				$14,123

Index
	Three Months Ended March 31, 2025
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$136,216	$96,486	$232,702
Net investment income	11,984	—	—	11,984
Investment losses	(471)	—	—	(471)
Total segment revenues	11,513	136,216	96,486	244,215
Other				959
Total revenues				$245,174
Segment expenses:
Net losses and loss expenses	—	81,321	50,708	132,029
Other underwriting expenses	—	55,514	27,485	82,999
Policyholder dividends	—	759	—	759
Total segment expenses	—	137,594	78,193	215,787
SAP underwriting (loss) income	—	(1,378)	18,293	16,915
GAAP adjustments				2,568
GAAP underwriting income				19,483
Net investment income				11,984
Investment losses				(471)
Other				165
Income before income tax expense				$31,161

7 -	Borrowings

Lines of Credit

In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At March 31, 2026, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at an interest rate equal to the then-current Term SOFR rate plus 2.11%.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a fixed-rate cash advance of $35.0 million that was outstanding at March 31, 2026. The cash advance carries a fixed interest rate of 3.806% and is due in September 2026.  The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at March 31, 2026.

FHLB of Pittsburgh stock purchased and owned	$1,615,400
Collateral pledged, at par (carrying value $41,276,943)	43,069,261
Borrowing capacity currently available	4,005,219

Index
8 -	Share–Based Compensation

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

We historically granted stock options on an annual basis at our December board meeting, which occurs in the middle of December. At its December 18, 2025 board meeting, our board of directors approved the recommendation of the compensation committee to change the form of equity awards we issue on an annual basis from stock options to restricted stock units and to delay issuance until the first day of the next calendar year. Accordingly, on January 1, 2026, we granted 115,500 restricted stock units to our officers and the officers of Donegal Mutual that will vest in three equal annual installments. We plan to grant restricted stock units on January 1 of each year. This practice will allow vesting under each grant to occur on the same date and for the value of the shares our officers and the officers of Donegal Mutual receive upon vesting of multiple grants to be calculated consistently using the closing price of Class A common stock on the last trading day of the preceding year.

We recorded compensation expense related to our stock compensation plans of $326,859 and $296,936 for the three months ended March 31, 2026 and 2025, respectively, with a corresponding income tax benefit of $68,640 and $62,357, respectively. At March 31, 2026, we had $2.1 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 2.3 years.

We received cash from option exercises under our stock compensation plans during the three months ended March 31, 2026 and 2025 of $232,330 and $6.3 million, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $13,100 and $300,981 for the three months ended March 31, 2026 and 2025, respectively.

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

Index
We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At March 31, 2026, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at March 31, 2026, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

We evaluate our assets and liabilities to determine the appropriate level at which to classify them for each reporting period. Based on our review of the methodology and summary of inputs the pricing services use, we have concluded that our Level 1 and Level 2 investments were classified properly at March 31, 2026 and December 31, 2025.

The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at March 31, 2026:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,495	$—	$23,495	$—
Obligations of states and political subdivisions	50,469	—	50,469	—
Corporate securities	139,031	—	139,031	—
Mortgage-backed securities	436,116	—	436,116	—
Equity securities	45,106	42,969	2,137	—
Total investments in the fair value hierarchy	$694,217	$42,969	$651,248	$—

Index
The following table presents our fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2025:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,329	$—	$24,329	$—
Obligations of states and political subdivisions	48,551	—	48,551	—
Corporate securities	130,925	—	130,925	—
Mortgage-backed securities	436,918	—	436,918	—
Equity securities	44,370	42,233	2,137	—
Total investments in the fair value hierarchy	$685,093	$42,233	$642,860	$—

10 -	Income Taxes

 At March 31, 2026 and December 31, 2025, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. In 2019, the Internal Revenue Service (“IRS”) began a federal income tax audit of our consolidated tax returns for tax years 2016 to 2018. No material issues have been raised and no adjustments have been proposed as a result of this ongoing audit. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $7.5 million for our net state operating loss carryforward at March 31, 2026 and December 31, 2025, which will expire between 2026 and 2045. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $33.8 million and $31.8 million at March 31, 2026 and December 31, 2025, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

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

Index
We summarize activity in our insurance subsidiaries’ liabilities for losses and loss expenses as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Balance at January 1	$1,100,050	$1,120,985
Less reinsurance recoverable	(394,854)	(416,621)
Net balance at January 1	705,196	704,364
Incurred related to:
Current year	147,724	142,546
Prior years	(5,724)	(10,513)
Total incurred	142,000	132,033
Paid related to:
Current year	41,722	42,926
Prior years	89,371	97,274
Total paid	131,093	140,200
Net balance at end of period	716,103	696,197
Plus reinsurance recoverable	413,712	396,427
Balance at end of period	$1,129,815	$1,092,624

Our insurance subsidiaries recognized a decrease in their liabilities for losses and loss expenses of prior years of $5.7 million and $10.5 million for the three months ended March 31, 2026 and 2025, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2026 development represented 0.8% of the December 31, 2025 net carried reserves and resulted from lower-than-expected loss emergence or severity primarily in the commercial automobile and personal automobile lines of business, offset partially by unfavorable development in the commercial multi-peril and other commercial lines of business that we attribute to higher-than-anticipated case reserve development. The majority of the 2026 development related to decreases in the liabilities for losses and loss expenses of prior years for MICO and Atlantic States. The 2025 development represented 1.5% of the December 31, 2024 net carried reserves and resulted from lower-than-expected loss emergence or severity primarily in the commercial automobile, commercial multi-peril, and personal automobile lines of business. The majority of the 2025 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and MICO.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the three months ended March 31, 2026.

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

The following table presents the balances for fixed maturities classified as held-to-maturity, net of the allowance for expected credit losses, at March 31, 2026 and 2025 and changes in the allowance for expected credit losses for the three months ended March 31, 2026 and 2025.

Index
	At and For the Three Months Ended March 31, 2026		At and For the Three Months Ended March 31, 2025
	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$776,447	$1,313	$705,714	$1,388
Current period change for expected credit losses		(39)		(37)
Balance at end of period	$783,952	$1,274	$706,098	$1,351

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

The following table presents the balances for reinsurance receivable, net of the allowance for expected credit losses, at March 31, 2026 and 2025 and changes in the allowance for expected credit losses for the three months ended March 31, 2026 and 2025.

	At and For the Three Months Ended March 31, 2026		At and For the Three Months Ended March 31, 2025
	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$398,582	$375	$420,742	$391
Current period change for expected credit losses		27		43
Balance at end of period	$418,091	$402	$403,382	$434

Index
13 -	Impact of New Accounting Standards

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

We recommend that you read the following information in conjunction with the historical financial information and the footnotes to that financial information we include in this Quarterly Report on Form 10-Q. We also recommend you read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Index
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in subsequent years due to a number of factors, including supply chain disruption, higher new and used automobile values, increases in the cost of replacement automobile parts and rising labor rates. These trend changes caused significant disruption to historical loss patterns and give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of replacement automobile parts and building materials (including due to tariffs), availability and cost of skilled labor, the rate of litigation (including specialized plaintiff attorney involvement) in claims, increasing plaintiff attorney utilization of litigation financing and its impact on litigation strategies and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items.  To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at March 31, 2026. At March 31, 2026, for every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $7.2 million.

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

Index
Our insurance subsidiaries’ liabilities for losses and loss expenses by major line of business at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Commercial lines:
Automobile	$172,357	$175,277
Workers’ compensation	132,918	130,429
Commercial multi-peril	226,144	215,476
Other	55,625	53,249
Total commercial lines	587,044	574,431
Personal lines:
Automobile	96,943	100,855
Homeowners	29,895	27,565
Other	2,221	2,345
Total personal lines	129,059	130,765
Total commercial and personal lines	716,103	705,196
Plus reinsurance recoverable	413,712	394,854
Total liabilities for losses and loss expenses	$1,129,815	$1,100,050

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

Index
Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at March 31, 2026	Percentage Change in Stockholders’ Equity at March 31, 2026(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2025	Percentage Change in Stockholders’ Equity at December 31, 2025(1)
(dollars in thousands)
(10.0)%	$644,493	8.7%	$634,676	8.7%
(7.5)	662,395	6.5	652,306	6.5
(5.0)	680,298	4.4	669,936	4.3
(2.5)	698,200	2.2	687,566	2.2
Base	716,103	—	705,196	—
2.5	734,006	(2.2)	722,826	(2.2)
5.0	751,908	(4.4)	740,456	(4.3)
7.5	769,811	(6.5)	758,086	(6.5)
10.0	787,713	(8.7)	775,716	(8.7)

(1)	Net of income tax effect.

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

Index
The following tables provide reconciliations of our net premiums earned to our net premiums written for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Commercial Lines	Personal Lines	Total
(in thousands)
Net premiums earned	$138,963	$82,394	$221,357
Change in net unearned premiums	25,144	(7,211)	17,933
Net premiums written	$164,107	$75,183	$239,290

	Three Months Ended March 31, 2025
	Commercial Lines	Personal Lines	Total
(in thousands)
Net premiums earned	$136,216	$96,486	$232,702
Change in net unearned premiums	24,402	(10,012)	14,390
Net premiums written	$160,618	$86,474	$247,092

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

Index
Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
GAAP Combined Ratios (Total Lines)
Loss ratio - core losses	53.4%	54.2%
Loss ratio - weather-related losses	7.8	3.7
Loss ratio - large fire losses	5.5	3.3
Loss ratio - net prior-year reserve development	(2.6)	(4.5)
Loss ratio	64.1	56.7
Expense ratio	35.4	34.6
Dividend ratio	0.3	0.3
Combined ratio	99.8%	91.6%

Statutory Combined Ratios
Commercial lines:
Automobile	92.0%	91.4%
Workers’ compensation	112.9	117.6
Commercial multi-peril	113.9	90.3
Other	100.6	80.8
Total commercial lines	104.6	94.7
Personal lines:
Automobile	80.5	85.0
Homeowners	94.6	83.8
Other	78.4	56.6
Total personal lines	85.7	83.6
Total commercial and personal lines	97.9%	90.3%

Index
Results of Operations - Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first quarter of 2026 were $221.4 million, a decrease of $11.3 million, or 4.9%, compared to $232.7 million for the first quarter of 2025, primarily reflecting lower new business writings, offset partially by solid premium retention and renewal premium increases in the preceding twelve-month period.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the first quarter of 2026 were $239.3 million, a decrease of $7.8 million, or 3.2%, from the $247.1 million of net premiums written for the first quarter of 2025. Commercial lines net premiums written increased $3.5 million, or 2.2%, for the first quarter of 2026 compared to the first quarter of 2025. Personal lines net premiums written decreased $11.3 million, or 13.1%, for the first quarter of 2026 compared to the first quarter of 2025. We attribute the increase in commercial lines net premiums written primarily to new business writings, solid retention and a continuation of renewal premium increases in lines other than workers’ compensation. We attribute the decrease in personal lines net premiums written primarily to lower new business writings, offset partially by renewal premium rate increases and solid retention. We believe that the decrease in personal lines net premiums written will gradually taper over the course of 2026 as actions we have taken to slow the decline take effect.

Investment Income. Our net investment income was $14.3 million for the first quarter of 2026, an increase of $2.3 million, or 19.2%, compared to $12.0 million for the first quarter of 2025. We attribute the increase primarily to an increase in the average investment yield and higher average invested assets relative to the first quarter of 2025.

Net Investment Losses. Net investment losses for the first quarter of 2026 and 2025 were $479,224 and $470,861, respectively. The net investment losses for the first quarter of 2026 and 2025 were primarily related to decreases in the market value of the equity securities we held at the end of the respective periods. We did not recognize any impairment losses for individual securities in our investment portfolio during the first quarter of 2026 or 2025.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 64.1% for the first quarter of 2026, an increase from our insurance subsidiaries’ loss ratio of 56.7% for the first quarter of 2025. The core loss ratio, which excludes weather-related losses, large fire losses and net development of reserves for losses incurred in prior accident years, was 53.4% for the first quarter of 2026, a decrease from the core loss ratio of 54.2% for the first quarter of 2025. For the commercial lines segment, the core loss ratio of 57.6% for the first quarter of 2026 decreased from 58.3% for the first quarter of 2025. For the personal lines segment, the core loss ratio of 46.5% for the first quarter of 2026 decreased from 48.7% for the first quarter of 2025. We attribute the decrease in the commercial lines core loss ratio primarily as a result of ongoing premium rate increases in all lines except workers’ compensation. We attribute the decrease in the personal lines core loss ratio primarily to the favorable impact of premium rate increases on net premiums earned for the personal lines segment. Weather-related losses were $17.2 million, or 7.8 percentage points of the loss ratio, for the first quarter of 2026, compared to $8.6 million, or 3.7 percentage points of the loss ratio, for the first quarter of 2025. The impact of weather-related loss activity to the loss ratio for the first quarter of 2026 was higher than our previous five-year average of first quarter weather-related losses. Large fire losses, which we define as individual fire losses in excess of $50,000, for the first quarter of 2026 were $12.2 million, or 5.5 percentage points of the loss ratio, compared to $7.7 million, or 3.3 percentage points of the loss ratio, for the first quarter of 2025. We attribute the increase to higher loss frequency and severity compared to the prior-year quarter. Our insurance subsidiaries’ commercial lines loss ratio was 68.8% for the first quarter of 2026, compared to 59.7% for the first quarter of 2025, primarily due to increases in the commercial multi-peril and other commercial lines of business loss ratios, offset partially by a decrease in the workers’ compensation line of business loss ratio. The personal lines loss ratio of our insurance subsidiaries increased to 56.4% for the first quarter of 2026, compared to 52.5% for the first quarter of 2025. We attribute this increase primarily to an increase in the homeowners and other personal lines of business loss ratios, offset partially by a decrease in the personal automobile line of business loss ratio. Our insurance subsidiaries experienced net favorable loss reserve development for the first quarter of 2026 of $5.7 million that decreased the loss ratio by 2.6 percentage points, compared to $10.5 million of net favorable loss reserve development that decreased the loss ratio for the first quarter of 2025 by 4.5 percentage points. Our insurance subsidiaries experienced favorable development primarily in the commercial automobile and personal automobile lines of business, offset partially by unfavorable development in the commercial multi-peril and commercial other liability lines of business for the first quarter of 2026.

Index
Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 35.4% for the first quarter of 2026, compared to 34.6% for the first quarter of 2025. The increase in the expense ratio primarily reflected the impact of lower net premiums earned upon which the ratio is based. The impact from allocated costs from Donegal Mutual to our insurance subsidiaries related to the ongoing systems modernization project represented approximately 1.6 percentage points of the expense ratio for the first quarter of 2026. We expect that the expense ratio impact of allocated costs related to the project will be 1.4 percentage points for the full year of 2026, subsiding gradually over the next several years.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 99.8% and 91.6% for the first quarter of 2026 and 2025, respectively. We attribute the increase in the combined ratio primarily to increases in the loss and expense ratios for the first quarter of 2026 compared to the first quarter of 2025.

Income Tax Expense. We recorded income tax expense of $2.6 million for the first quarter of 2026, representing an effective tax rate of 18.5%. We recorded income tax expense of $6.0 million for the first quarter of 2025, representing an effective tax rate of 19.1%. The income tax expense for the first quarter of 2026 and 2025 represented estimates based on our projected annual taxable income and effective tax rates.

Net Income and Net Income Per Share. Our net income for the first quarter of 2026 was $11.5 million, or $.31 per share of Class A common stock on a diluted basis and $.29 per share of Class B common stock, compared to $25.2 million, or $.71 per share of Class A common stock on a diluted basis and $.65 per share of Class B common stock, for the first quarter of 2025. We had 31.4 million and 30.4 million Class A shares outstanding at March 31, 2026 and 2025, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and maturing investments.

We have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the underwriting pool. Because we settle the pool monthly, our cash flows are substantially similar to the cash flows that would result from the underwriting of direct business. We maintain a high degree of liquidity in our investment portfolio in the form of marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective. This laddering approach provides an additional measure of liquidity to meet our obligations and the obligations of our insurance subsidiaries should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first three months of 2026 and 2025 were $20.2 million and $25.7 million, respectively.

At March 31, 2026, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at an interest rate equal to the then-current Term SOFR rate plus 2.11%. At March 31, 2026, Atlantic States had a $35.0 million outstanding advance with the FHLB of Pittsburgh that carries a fixed interest rate of 3.806% and is due in September 2026. We discuss in Note 7 – Borrowings our estimate of the timing of the amounts payable for the borrowings under our lines of credit based on their contractual maturities.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the SEC Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the three months ended March 31, 2026 or 2025. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through March 31, 2026.

On April 16, 2026, our board of directors declared quarterly cash dividends of $0.1925 per share of our Class A common stock and $0.175 per share of our Class B common stock, payable on May 15, 2026 to our stockholders of record as of the close of business on May 1, 2026. There are no restrictions on our payment of dividends to our stockholders, although there are restrictions under applicable state laws on the payment of dividends from our insurance subsidiaries to us, which is a significant source of cash for payment of stockholder dividends by us. Our insurance subsidiaries are required by law to maintain minimum surplus on a statutory basis and are subject to regulations under which their payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including the RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2025.  Our insurance subsidiaries did not pay any dividends to us during the first three months of 2026. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2026 are approximately $50.8 million from Atlantic States, $10.2 million from MICO and $5.4 million from Peninsula, or a total of approximately $66.4 million.

At March 31, 2026, we had no material commitments for capital expenditures.

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

 There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2025 through March 31, 2026.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at March 31, 2026, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

We base all statements contained in this Quarterly Report on Form 10-Q that are not historic facts on our current expectations. Such statements are forward-looking in nature (as defined in the Private Securities Litigation Reform Act of 1995) and necessarily involve risks and uncertainties. Forward-looking statements we make may be identified by our use of words such as “will,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “seek,” “estimate” and similar expressions. Our actual results could vary materially from our forward-looking statements. The factors that could cause our actual results to vary materially from the forward-looking statements we have previously made include, but are not limited to, adverse litigation and other industry trends that could increase our loss costs (including distracted driving, higher rates of litigation, higher judicial awards and escalating medical, automobile and property repair costs, including due to tariffs), adverse and catastrophic weather events and other natural disasters (including from changing climate conditions), man-made disasters (such as terrorism), our ability to maintain profitable operations (including our ability to underwrite risks effectively and charge adequate premium rates), the adequacy of the loss and loss expense reserves of our insurance subsidiaries, the successful operation (including cost, security and availability) of the information technology systems our insurance subsidiaries utilize, the successful development and deployment of new technologies (including artificial intelligence, data modernization and cloud migration) to allow our insurance subsidiaries to compete effectively, the loss or significant restriction of the use of specific rating attributes, analytical models or technologies our insurance subsidiaries use in their pricing and underwriting, increases in assessments pursuant to guaranty fund laws, business and economic conditions in the areas in which we and our insurance subsidiaries operate (including from pandemics), interest rates and other factors impacting the investment portfolios of our insurance subsidiaries, competition from various insurance and other financial businesses (including changes in consumer preferences for insurance distribution channels), the availability and cost of reinsurance, legal and judicial developments, changes in regulatory requirements, our ability to attract and retain independent insurance agents (and their ability to maintain adequate levels of premium volume and quality), changes in our A.M. Best rating and the other risks that we describe from time to time in our filings with the Securities and Exchange Commission. We disclaim any obligation to update such statements or to announce publicly the results of any revisions that we may make to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Index
Part II. Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2025 Annual Report on Form 10-K that we filed with the SEC on March 6, 2026. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the three months ended March 31, 2026.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 January 1-31, 2026	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None	(1)

Month #2 February 1-28, 2026	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None	(1)

Month #3 March 1-31, 2026	Class A – 9,000 Class B – None	Class A – $17.63 Class B – None	Class A – 9,000 Class B – None	(1)

Total	Class A – 9,000 Class B – None	Class A – $17.63 Class B – None	Class A – 9,000 Class B – None

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

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not Applicable.

Item 5.	Other Information.

None.

Index
Item 6.	Exhibits.

Exhibit No.	Description	Reference

Other Exhibits

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Section 1350 of Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 of Certification of Chief Financial Officer	Filed herewith

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

May 7, 2026	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

May 7, 2026	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President
and Chief Financial Officer