Form 10-Q
period 2026-06-30
DONEGAL GROUP INC
filed 2026-08-04
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,542,507 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on July 31, 2026.

DONEGAL GROUP INC.

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Donegal Group Inc.
Consolidated Balance Sheets
	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (fair value $754,765,403 and $731,659,323; net of allowance for expected credit losses of $1,306,225 and $1,312,903)	$803,294,965	$776,447,347
Available for sale, at fair value (amortized cost $650,458,942 and $650,370,011)	636,519,616	640,722,775
Equity securities, at fair value	48,879,905	44,370,358
Short-term investments, available for sale	26,530,086	38,712,341
Total investments	1,515,224,572	1,500,252,821
Cash	23,722,355	26,785,845
Accrued investment income	11,426,010	10,914,235
Premiums receivable	217,819,143	180,803,918
Reinsurance receivable (net of allowance for expected credit losses of $390,961 and $374,883)	413,118,569	398,582,136
Deferred policy acquisition costs	71,900,055	68,669,982
Deferred tax asset, net	14,075,860	13,287,301
Prepaid reinsurance premiums	197,964,480	171,083,219
Property and equipment, net	1,140,681	2,329,491
Federal income taxes recoverable	2,692,615	4,028,034
Due from affiliate	5,293,434	3,299,188
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,124,719	9,918
Total assets	$2,482,085,857	$2,386,629,452
Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$1,129,134,908	$1,100,049,937
Unearned premiums	639,691,636	591,040,451
Accrued expenses	2,082,482	2,220,800
Reinsurance balances payable	1,958,420	3,484,130
Borrowings	35,000,000	35,000,000
Cash dividends declared to stockholders	—	6,647,482
Other	8,109,834	7,768,573
Total liabilities	1,815,977,280	1,746,211,373
Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 50,000,000 shares, issued 34,478,816 and 34,385,129 shares and outstanding 31,476,228 and 31,382,541 shares	344,789	343,852
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	394,280,322	391,811,397
Accumulated other comprehensive loss	(11,616,681)	(8,295,743)
Retained earnings	324,270,012	297,728,438
Treasury stock, at cost	(41,226,357)	(41,226,357)
Total stockholders’ equity	666,108,577	640,418,079
Total liabilities and stockholders’ equity	$2,482,085,857	$2,386,629,452

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30,
	2026	2025
Revenues:
Net premiums earned	$222,574,233	$231,774,594
Investment income, net of investment expenses	14,490,823	12,540,362
Net investment gains (includes ($1,351,958) and ($1,372,352) accumulated other comprehensive income reclassifications)	3,267,408	1,543,721
Lease income	74,095	76,281
Installment payment fees	712,494	844,315
Other income, net	—	368,744
Total revenues	241,119,053	247,148,017
Expenses:
Net losses and loss expenses	132,555,779	150,917,125
Amortization of deferred policy acquisition costs	36,123,000	39,501,000
Other underwriting expenses	43,562,039	35,149,888
Policyholder dividends	560,147	818,942
Interest	336,725	336,705
Other expenses, net	433,332	—
Total expenses	213,571,022	226,723,660
Income before income tax expense	27,548,031	20,424,357
Income tax expense (includes $283,911 and $288,194 income tax benefit from reclassification items)	5,242,282	3,558,237
Net income	$22,305,749	$16,866,120
Net income per share:
Class A common stock - basic	$0.61	$0.47
Class A common stock - diluted	$0.60	$0.46
Class B common stock - basic and diluted	$0.55	$0.43

Donegal Group Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended June 30,
	2026	2025
Net income	$22,305,749	$16,866,120
Other comprehensive income, net of tax
Unrealized (loss) income on securities:
Unrealized holding (loss) income during the period, net of income tax (benefit) expense of ($73,719) and $773,077	(277,327)	2,871,090
Reclassification adjustment for losses included in net income, net of income tax benefit of $283,911 and $288,194	1,068,047	1,084,158
Other comprehensive income	790,720	3,955,248
Comprehensive income	$23,096,469	$20,821,368

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statements of Income
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Revenues:
Net premiums earned	$443,931,675	$464,476,483
Investment income, net of investment expenses	28,777,888	24,523,936
Net investment gains (includes ($1,281,104) and ($1,315,249) accumulated other comprehensive income reclassifications)	2,788,184	1,072,860
Lease income	148,313	153,108
Installment payment fees	1,469,227	1,726,510
Total revenues	477,115,287	491,952,897
Expenses:
Net losses and loss expenses	274,555,373	282,950,272
Amortization of deferred policy acquisition costs	72,420,000	78,732,000
Other underwriting expenses	85,576,531	76,344,882
Policyholder dividends	1,211,854	1,578,331
Interest	669,750	669,750
Other expenses, net	1,010,785	92,356
Total expenses	435,444,293	440,367,591
Income before income tax expense	41,670,994	51,585,306
Income tax expense (includes $269,032 and $276,202 income tax benefit from reclassification items)	7,854,641	9,514,012
Net income	$33,816,353	$42,071,294
Net income per share:
Class A common stock - basic	$0.93	$1.19
Class A common stock - diluted	$0.91	$1.17
Class B common stock - basic and diluted	$0.84	$1.08

Donegal Group Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Six Months Ended June 30,
	2026	2025
Net income	$33,816,353	$42,071,294
Other comprehensive (loss) income, net of tax
Unrealized (loss) income on securities:
Unrealized holding (loss) income during the period, net of income tax (benefit) expense of ($1,151,813) and $2,573,587	(4,333,010)	9,644,446
Reclassification adjustment for losses included in net income, net of income tax benefit of $269,032 and $276,202	1,012,072	1,039,047
Other comprehensive (loss) income	(3,320,938)	10,683,493
Comprehensive income	$30,495,415	$52,754,787

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Six Months Ended June 30, 2026

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2025	34,385,129	5,649,240	$343,852	$56,492	$391,811,397	$(8,295,743)	$297,728,438	$(41,226,357)	$640,418,079
Issuance of common stock (stock compensation plans)	39,583	—	395	—	723,690	—	—	—	724,085
Share-based compensation	16,265	—	163	—	559,026	—	—	—	559,189
Net income	—	—	—	—	—	—	11,510,604	—	11,510,604
Cash dividends declared	—	—	—	—	—	—	(7,663)	—	(7,663)
Grant of stock options	—	—	—	—	150,159	—	(150,159)	—	—
Other comprehensive loss	—	—	—	—	—	(4,111,658)	—	—	(4,111,658)
Balance, March 31, 2026	34,440,977	5,649,240	$344,410	$56,492	$393,244,272	$(12,407,401)	$309,081,220	$(41,226,357)	$649,092,636
Issuance of common stock (stock compensation plans)	32,339		324		550,740	—	—	—	551,064
Share-based compensation	5,500		55		402,809	—	—	—	402,864
Net income	—	—	—	—	—	—	22,305,749	—	22,305,749
Cash dividends declared	—	—	—	—	—	—	(7,034,456)	—	(7,034,456)
Grant of stock options	—	—	—	—	82,501	—	(82,501)	—	—
Other comprehensive income	—	—	—	—	—	790,720	—	—	790,720
Balance, June 30, 2026	34,478,816	5,649,240	$344,789	$56,492	$394,280,322	$(11,616,681)	$324,270,012	$(41,226,357)	$666,108,577

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited)

Six Months Ended June 30, 2025
	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2024	32,954,347	5,649,240	$329,544	$56,492	$369,679,946	$(28,200,481)	$245,136,987	$(41,226,357)	$545,776,131
Issuance of common stock (stock compensation plans)	36,500	—	365	—	444,142	—	—	—	444,507
Share-based compensation	438,380	—	4,384	—	6,571,130	—	—	—	6,575,514
Net income	—	—	—	—	—	—	25,205,174	—	25,205,174
Cash dividends declared	—	—	—	—	—	—	(6,556)	—	(6,556)
Grant of stock options	—	—	—	—	168,699	—	(168,699)	—	—
Other comprehensive income	—	—	—	—	—	6,728,245	—	—	6,728,245
Balance, March 31, 2025	33,429,227	5,649,240	$334,293	$56,492	$376,863,917	$(21,472,236)	$270,166,906	$(41,226,357)	$584,723,015
Issuance of common stock (stock compensation plans)	27,102	—	271	—	506,971	—	—	—	507,242
Share-based compensation	406,085	—	4,061	—	6,099,313	—	—	—	6,103,374
Net income	—	—	—	—	—	—	16,866,120	—	16,866,120
Cash dividends declared	—	—	—	—	—	—	(6,485,554)	—	(6,485,554)
Grant of stock options	—	—	—	—	76,115	—	(76,115)	—	—
Other comprehensive income	—	—	—	—	—	3,955,248	—	—	3,955,248
Balance, June 30, 2025	33,862,414	5,649,240	338,625	56,492	383,546,316	(17,516,988)	280,471,357	(41,226,357)	605,669,445

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$33,816,353	$42,071,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	1,371,151	1,932,514
Net investment gains	(2,788,184)	(1,072,860)
Changes in assets and liabilities:
Losses and loss expenses	29,084,971	(3,975,352)
Unearned premiums	48,651,185	23,062,029
Premiums receivable	(37,015,225)	(17,778,303)
Deferred acquisition costs	(3,230,073)	(3,273,237)
Deferred income taxes	94,222	341,554
Reinsurance receivable	(14,536,433)	9,617,024
Prepaid reinsurance premiums	(26,881,261)	(6,633,206)
Accrued investment income	(511,775)	(231,469)
Due from affiliate	(1,994,246)	1,557,386
Reinsurance balances payable	(1,525,710)	(1,045,052)
Current income taxes	1,335,419	(6,399,981)
Accrued expenses	(138,318)	(183,779)
Other, net	341,261	(107,301)
Net adjustments	(7,743,016)	(4,190,033)
Net cash provided by operating activities	26,073,337	37,881,261
Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(37,339,004)	(48,228,392)
Purchases of fixed maturities, available for sale	(110,149,362)	(93,483,260)
Purchases of equity securities	(1,421,238)	(2,512,570)
Maturity of fixed maturities:
Held to maturity	10,567,228	15,298,111
Available for sale	77,654,245	47,403,605
Sales of fixed maturities:
Available for sale	30,895,776	45,876,392
Sales of equity securities	976,059	2,145,314
Net sales (purchases) of property and equipment	325	(100)
Net sales (purchases) of short-term investments, available for sale	12,182,255	(205,257)
Net cash used in investing activities	(16,633,716)	(33,706,157)
Cash Flows from Financing Activities:
Cash dividends paid	(13,689,601)	(12,523,188)
Issuance of common stock	1,186,490	12,859,239
Net cash (used in) provided by financing activities	(12,503,111)	336,051
Net (decrease) increase in cash	(3,063,490)	4,511,155
Cash at beginning of period	26,785,845	52,925,931
Cash at end of period	$23,722,355	$57,437,086

Cash paid during period - Interest	$684,551	$677,151
Net cash paid during period - Taxes	$6,550,050	$15,547,439

See accompanying notes to consolidated financial statements.

Index
DONEGAL GROUP INC.
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

At June 30, 2026, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At June 30, 2026, Donegal Mutual held approximately 45% of our outstanding Class A common stock and approximately 85% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 71% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

Index
In September 2025, Donegal Mutual and Southern entered into a renewal rights agreement with an affiliate of a farm-focused Pennsylvania-based mutual insurance group to provide a continuation option for their farm policyholders when they began to non-renew all farm policies as they started to expire beginning in the second quarter of 2026. Donegal Mutual and Southern determined that the costs required to modernize their legacy farm product and systems were higher than the projected return on investment for this non-core line of business that represents approximately $6 million in annual premiums. None of our other insurance subsidiaries offered farm policies. We currently include farm policies within other commercial lines in our line of business reporting.

2 -	Basis of Presentation

Our financial information for the interim periods included in this Form 10-Q Report is unaudited; however, our financial information we include in this Form 10-Q Report reflects all adjustments, consisting only of normal recurring adjustments that, in the opinion of our management, are necessary for a fair statement of our financial position, results of operations and cash flows for those interim periods. Our results of operations for the interim period presented are not necessarily indicative of the results of operations we expect for the fiscal year.

We recommend you read the interim financial statements we include in this Form 10-Q Report in conjunction with the financial statements and the notes to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

Index
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

	Three Months Ended June 30,
	2026		2025
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$19,211	$3,095	$14,476	$2,390
Denominator:
Weighted-average shares outstanding	31,473	5,577	30,678	5,577
Basic net income per share	$0.61	$0.55	$0.47	$0.43

Diluted net income per share:
Numerator:
Allocation of net income	$19,211	$3,095	$14,476	$2,390
Denominator:
Number of shares used in basic computation	31,473	5,577	30,678	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	305	—	659	—
Unvested restricted stock units	113	—	—	—
Number of shares used in diluted computation	31,891	5,577	31,337	5,577
Diluted net income per share	$0.60	$0.55	$0.46	$0.43

	Six Months Ended June 30,
	2026		2025
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$29,123	$4,693	$36,066	$6,005
Denominator:
Weighted-average shares outstanding	31,451	5,577	30,401	5,577
Basic net income per share	$0.93	$0.84	$1.19	$1.08

Diluted net income per share:
Numerator:
Allocation of net income	$29,123	$4,693	$36,066	$6,005
Denominator:
Number of shares used in basic computation	31,451	5,577	30,401	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	346	—	484	—
Unvested restricted stock units	113	—	—	—
Number of shares used in diluted computation	31,910	5,577	30,885	5,577
Diluted net income per share	$0.91	$0.84	$1.17	$1.08

Index
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

Index
5 -	Investments

The amortized cost and estimated fair values of our fixed maturities and short-term investments at June 30, 2026 were as follows:
	Carrying Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$73,827	$44	$73,871	$26	$5,394	$68,503
Obligations of states and political subdivisions	462,293	372	462,665	3,864	40,279	426,250
Corporate securities	260,114	886	261,000	1,066	9,025	253,041
Mortgage-backed securities	7,061	4	7,065	55	149	6,971
Totals	$803,295	$1,306	$804,601	$5,011	$54,847	$754,765

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$21,354	$4	$960	$20,398
Obligations of states and political subdivisions	51,450	633	1,824	50,259
Corporate securities	129,527	409	1,942	127,994
Mortgage-backed securities	448,128	1,304	11,563	437,869
Short-term investments	26,530	—	—	26,530
Totals	$676,989	$2,350	$16,289	$663,050

At June 30, 2026, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $308.7 million and an amortized cost of $334.5 million. Our holdings at June 30, 2026 also included special revenue bonds with an aggregate fair value of $167.8 million and an amortized cost of $179.6 million. With respect to both categories of those bonds, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category at June 30, 2026. Education bonds and water and sewer utility bonds represented 41% and 34%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at June 30, 2026. Many of the issuers of the special revenue bonds we held at June 30, 2026 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

The amortized cost and estimated fair values of our fixed maturities and short-term investments at December 31, 2025 were as follows:

	Carrying Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$79,243	$47	$79,290	$84	$4,864	$74,510
Obligations of states and political subdivisions	436,802	357	437,159	3,221	39,248	401,132
Corporate securities	252,098	904	253,002	2,211	7,423	247,790
Mortgage-backed securities	8,304	5	8,309	66	148	8,227
Totals	$776,447	$1,313	$777,760	$5,582	$51,683	$731,659

Index
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$25,057	$107	$835	$24,329
Obligations of states and political subdivisions	49,982	505	1,936	48,551
Corporate securities	132,203	700	1,978	130,925
Mortgage-backed securities	443,128	3,091	9,301	436,918
Short-term investments	38,712	—	—	38,712
Totals	$689,082	$4,403	$14,050	$679,435

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

We have segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We are amortizing this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $88,725 and $91,108 in other comprehensive (loss) income during the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and December 31, 2025, net unrealized losses of $764,981 and $853,706, respectively, remained within accumulated other comprehensive loss.

We show below the amortized cost and estimated fair value of our fixed maturities at June 30, 2026 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$26,143	$26,081
Due after one year through five years	187,684	178,070
Due after five years through ten years	216,730	207,507
Due after ten years	366,979	336,136
Mortgage-backed securities	7,065	6,971
Total held to maturity	$804,601	$754,765

Available for sale
Due in one year or less	$4,496	$4,491
Due after one year through five years	30,727	30,390
Due after five years through ten years	107,204	104,584
Due after ten years	59,904	59,186
Mortgage-backed securities	448,128	437,869
Total available for sale	$650,459	$636,520

Index
The cost and estimated fair values of our equity securities at June 30, 2026 were as follows:
	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$27,554	$21,326	$—	$48,880

The cost and estimated fair values of our equity securities at December 31, 2025 were as follows:
	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$27,238	$17,193	$61	$44,370

We present below gross gains and losses from investments and the change in the difference between fair value and cost of investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Gross realized gains:
Fixed maturities	$150	$361	$221	$415
Equity securities	—	687	—	687
	150	1,048	221	1,102
Gross realized losses:
Fixed maturities	1,502	1,730	1,504	1,730
Equity securities	130	—	130	—
	1,632	1,730	1,634	1,730
Net realized losses	(1,482)	(682)	(1,413)	(628)
Gross unrealized gains on equity securities	4,781	2,249	4,194	1,738
Gross unrealized losses on equity securities	—	—	—	(51)
Fixed maturities - credit impairment charges	(32)	(23)	7	14
Net investment gains	$3,267	$1,544	$2,788	$1,073

We held fixed maturities with unrealized losses representing declines that we considered temporary at June 30, 2026 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$11,713	$124	$72,339	$6,230
Obligations of states and political subdivisions	34,840	684	279,504	41,419
Corporate securities	118,836	1,648	160,395	9,319
Mortgage-backed securities	233,558	2,852	71,943	8,860
Totals	$398,947	$5,308	$584,181	$65,828

Index
We held fixed maturities with unrealized losses representing declines that we considered temporary at December 31, 2025 as follows:
	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$9,503	$46	$76,506	$5,654
Obligations of states and political subdivisions	34,778	697	287,717	40,487
Corporate securities	47,139	406	183,026	8,995
Mortgage-backed securities	102,104	540	88,887	8,908
Totals	$193,524	$1,689	$636,136	$64,044

We make estimates concerning the valuation of our investments and, as applicable, the recognition of declines in the value of our investments. For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to an available-for-sale debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we establish an allowance for credit loss. We then recognize the amount of the allowance in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. We regularly review the allowance for credit losses and recognize changes in the allowance in our results of operations. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. For held-to-maturity debt securities, we make estimates concerning expected credit losses at an aggregated level rather than monitoring individual debt securities for credit losses. We establish an allowance for expected credit losses based on an ongoing review of securities held, historical loss data, changes in issuer credit standing and other relevant factors. We utilize a probability-of-default methodology, which reflects current and forecasted economic conditions, to estimate the allowance for expected credit losses and recognize changes to the allowance in our results of operations. We held 673 debt securities that were in an unrealized loss position at June 30, 2026. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we considered these declines in value to be temporary.

We amortize premiums and discounts on debt securities over the life of the security as an adjustment to yield using the effective interest method. We compute realized investment gains and losses using the specific identification method.

We amortize premiums and discounts on mortgage-backed debt securities using anticipated prepayments.

We exclude accrued interest receivable from the estimated fair value and the amortized cost basis of our investment securities, and report such amounts separately on the Consolidated Balance Sheets as accrued investment income.

Index
6 -	Segment Information

We have three reportable segments, which consist of our investment function, our commercial lines of insurance and our personal lines of insurance. Using independent agents, our insurance subsidiaries market commercial lines of insurance to small and medium-sized businesses and personal lines of insurance to individuals.

Our chief operating decision maker, who is our Chief Executive Officer, evaluates the performance of the commercial lines and personal lines primarily based upon our insurance subsidiaries' underwriting income or loss as determined under statutory accounting principles ("SAP"). This segmentation is consistent with the segmentation we utilize to manage our business. Our chief operating decision maker does not receive asset and liability information for each segment. We make resource allocation decisions based upon historical underwriting results as well as perceived opportunities for future profitable growth within each segment.

We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues.

Financial data by segment is as follows:

	Three Months Ended June 30, 2026
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned		$141,516	$81,058	$222,574
Net investment income	14,491	—	—	14,491
Investment gains	3,267	—	—	3,267
Total segment revenues	17,758	141,516	81,058	240,332
Other				787
Total revenues				$241,119
Segment expenses:
Net losses and loss expenses	—	89,431	42,440	131,871
Other underwriting expenses	—	54,706	24,581	79,287
Policyholder dividends	—	560	—	560
Total segment expenses	—	144,697	67,021	211,718
SAP underwriting (loss) income	—	(3,181)	14,037	10,856
GAAP adjustments				(1,083)
GAAP underwriting income				9,773
Net investment income				14,491
Investment gains				3,267
Other				17
Income before income tax expense				$27,548

Index
	Three Months Ended June 30, 2025
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$138,527	$93,248	$231,775
Net investment income	12,540	—	—	12,540
Investment gains	1,544	—	—	1,544
Total segment revenues	14,084	138,527	93,248	245,859
Other				1,289
Total revenues				$247,148
Segment expenses:
Net losses and loss expenses	—	91,518	59,990	151,508
Other underwriting expenses	—	49,982	24,918	74,900
Policyholder dividends	—	819	—	819
Total segment expenses	—	142,319	84,908	227,227
SAP underwriting (loss) income	—	(3,792)	8,340	4,548
GAAP adjustments				840
GAAP underwriting income				5,388
Net investment income				12,540
Investment gains				1,544
Other				952
Income before income tax expense				$20,424

Index
	Six Months Ended June 30, 2026
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$280,480	$163,452	$443,932
Net investment income	28,778	—	—	28,778
Investment gains	2,788	—	—	2,788
Total segment revenues	31,566	280,480	163,452	475,498
Other				1,617
Total revenues				$477,115
Segment expenses:
Net losses and loss expenses	—	184,789	88,549	273,338
Other underwriting expenses	—	113,188	47,478	160,666
Policyholder dividends	—	1,212	—	1,212
Total segment expenses	—	299,189	136,027	435,216
SAP underwriting (loss) income	—	(18,709)	27,425	8,716
GAAP adjustments				1,452
GAAP underwriting income				10,168
Net investment income				28,778
Investment gains				2,788
Other				(63)
Income before income tax expense				$41,671

Index
	Six Months Ended June 30, 2025
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$274,743	$189,733	$464,476
Net investment income	24,524	—	—	24,524
Investment gains	1,073	—	—	1,073
Total segment revenues	25,597	274,743	189,733	490,073
Other				1,880
Total revenues				$491,953
Segment expenses:
Net losses and loss expenses	—	172,839	110,698	283,537
Other underwriting expenses	—	105,492	52,403	157,895
Policyholder dividends	—	1,578	—	1,578
Total segment expenses	—	279,909	163,101	443,010
SAP underwriting (loss) income	—	(5,166)	26,632	21,466
GAAP adjustments				3,405
GAAP underwriting income				24,871
Net investment income				24,524
Investment gains				1,073
Other				1,117
Income before income tax expense				$51,585

7 -	Borrowings

Lines of Credit

In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At June 30, 2026, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at an interest rate equal to the then-current Term SOFR rate plus 2.11%.

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a fixed-rate cash advance of $35.0 million that was outstanding at June 30, 2026. The cash advance carries a fixed interest rate of 3.806% and is due in September 2026. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, which is presented within equity securities on the Consolidated Balance Sheets, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at June 30, 2026.

FHLB of Pittsburgh stock purchased and owned	$1,714,500
Fixed maturity securities pledged, at par (carrying value $39,262,876)	41,228,368
Borrowing capacity currently available	2,143,990

Index
8 -	Share–Based Compensation

We measure all share-based compensation to employees, including grants of stock options and restricted stock units, and use a fair-value-based method for the recording of related compensation expense in our results of operations. In determining the expense we record for stock options granted to directors and employees of our subsidiaries and affiliates, we estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The significant assumptions we utilize in applying the Black-Scholes option pricing model are the risk-free interest rate, the expected term, the dividend yield and the expected volatility.

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

We recorded compensation expense related to our stock compensation plans of $323,267 and $300,056 for the three months ended June 30, 2026 and 2025, respectively, with a corresponding income tax benefit of $67,887 and $63,011, respectively. We recorded compensation expense related to our stock compensation plans of $650,126 and $596,992 for the six months ended June 30, 2026 and 2025, respectively, with a corresponding income tax benefit of $136,526 and $125,368, respectively. At June 30, 2026, we had $1.7 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 2.2 years.

We received cash from option exercises under our stock compensation plans during the three months ended June 30, 2026 and 2025 of $79,597 and $5.8 million, respectively. We received cash from option exercises under our stock compensation plans during the six months ended June 30, 2026 and 2025 of $311,927 and $12.1 million, respectively.We realized actual tax benefits for the tax deductions related to those option exercises of $3,910 and $476,276 for the three months ended June 30, 2026 and 2025, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $17,010 and $777,257 for the six months ended June 30, 2026 and 2025, respectively.

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

Index
We present our investments in available-for-sale fixed maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturity investments is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed maturity and equity investments. We generally obtain two prices per security. These pricing services utilize market quotations for fixed maturity and equity securities that have quoted prices in active markets. For fixed maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities. Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At June 30, 2026, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at June 30, 2026, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

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

We evaluate our assets and liabilities to determine the appropriate level at which to classify them for each reporting period. Based on our review of the methodology and summary of inputs the pricing services use, we have concluded that our Level 1 and Level 2 investments were classified properly at June 30, 2026 and December 31, 2025.

The following table presents the recurring fair value measurements for our investments in available-for-sale fixed maturity and equity securities at June 30, 2026:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$20,398	$—	$20,398	$—
Obligations of states and political subdivisions	50,259	—	50,259	—
Corporate securities	127,994	—	127,994	—
Mortgage-backed securities	437,869	—	437,869	—
Equity securities	48,880	46,644	2,236	—
Total investments in the fair value hierarchy	$685,400	$46,644	$638,756	$—

Index
The following table presents the recurring fair value measurements for our investments in available-for-sale fixed maturity and equity securities at December 31, 2025:

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

 At June 30, 2026 and December 31, 2025, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. In 2019, the Internal Revenue Service (“IRS”) began a federal income tax audit of our consolidated tax returns for tax years 2016 to 2018. No material issues have been raised and no adjustments have been proposed as a result of this ongoing audit. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $7.5 million for our net state operating loss carryforward at June 30, 2026 and December 31, 2025, which will expire between 2026 and 2045. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $33.9 million and $31.8 million at June 30, 2026 and December 31, 2025, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

On July 4, 2025, a budget reconciliation package referred to as the One Big Beautiful Bill Act of 2025 (the “OBBBA”) was enacted. The tax provisions included within the OBBBA did not have a material impact on our financial position, results of operations or cash flows.

11 -	Liabilities for Losses and Loss Expenses

The establishment of appropriate liabilities for losses and loss expenses is an inherently uncertain process, and we can provide no assurance that our insurance subsidiaries’ ultimate liabilities for losses and loss expenses will not differ from their loss and loss expense reserves or have an adverse effect on our results of operations and financial condition. For example, legislative, judicial and regulatory actions may expand coverage definitions, retroactively mandate coverage or otherwise require our insurance subsidiaries to pay losses for damages that their policies explicitly excluded or did not intend to cover. Furthermore, we cannot predict the timing, frequency and extent of adjustments to our insurance subsidiaries’ estimated future liabilities, because the historical conditions and events that serve as a basis for our insurance subsidiaries’ estimates of ultimate claim costs may change. Changes in our insurance subsidiaries’ estimate of their liabilities for losses and loss expenses generally reflect actual payments and their evaluation of information received subsequent to the prior reporting period.

Index
We summarize activity in our insurance subsidiaries’ liabilities for losses and loss expenses as follows:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Balance at January 1	$1,100,050	$1,120,985
Less reinsurance recoverable	(394,854)	(416,621)
Net balance at January 1	705,196	704,364
Incurred related to:
Current year	288,115	296,423
Prior years	(13,560)	(13,473)
Total incurred	274,555	282,950
Paid related to:
Current year	113,241	121,284
Prior years	146,055	156,569
Total paid	259,296	277,853
Net balance at end of period	720,455	709,461
Plus reinsurance recoverable	408,680	407,549
Balance at end of period	$1,129,135	$1,117,010

Our insurance subsidiaries recognized a decrease in their liabilities for losses and loss expenses of prior years of $13.6 million and $13.5 million for the six months ended June 30, 2026 and 2025, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2026 development represented 1.9% of the December 31, 2025 net carried reserves and resulted from lower-than-expected loss emergence or severity primarily in the personal automobile, commercial automobile, workers’ compensation and homeowners lines of business, offset partially by unfavorable development in the commercial multi-peril and other commercial lines of business that we attribute to higher-than-anticipated case reserve development. The majority of the 2026 development related to decreases in the liabilities for losses and loss expenses of prior years for MICO, Southern, and Atlantic States. The 2025 development represented 1.9% of the December 31, 2024 net carried reserves and resulted from lower-than-expected loss emergence or severity primarily in the commercial automobile, commercial multi-peril, and personal automobile lines of business, offset partially by unfavorable development in other commercial lines of business that we attribute to higher-than-anticipated case reserve development. The majority of the 2025 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and The Peninsula Insurance Company.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the six months ended June 30, 2026.

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

Index
The following table presents the balances for fixed maturities classified as held-to-maturity, net of the allowance for expected credit losses, at June 30, 2026 and 2025 and changes in the allowance for expected credit losses for the three and six months ended June 30, 2026 and 2025.

	At and For the Three Months Ended June 30, 2026		At and For the Three Months Ended June 30, 2025
	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$783,952	$1,274	$706,098	$1,351
Current period change for expected credit losses		32		23
Balance at end of period	$803,295	$1,306	$737,356	$1,374

	At and For the Six Months Ended June 30, 2026		At and For the Six Months Ended June 30, 2025
	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$776,447	$1,313	$705,714	$1,388
Current period change for expected credit losses		(7)		(14)
Balance at end of period	$803,295	$1,306	$737,356	$1,374

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

The following table presents the balances for reinsurance receivable, net of the allowance for expected credit losses, at June 30, 2026 and 2025 and changes in the allowance for expected credit losses for the three and six months ended June 30, 2026 and 2025.
	At and For the Three Months Ended June 30, 2026		At and For the Three Months Ended June 30, 2025
	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$418,091	$402	$403,382	$434
Current period change for expected credit losses		(11)		(102)
Balance at end of period	$413,119	$391	$411,125	$332

	At and For the Six Months Ended June 30, 2026		At and For the Six Months Ended June 30, 2025
	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$398,582	$375	$420,742	$391
Current period change for expected credit losses		16		(59)
Balance at end of period	$413,119	$391	$411,125	$332

Index
13 -	Impact of New Accounting Standards

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

Index
Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in subsequent years due to a number of factors, including supply chain disruption, higher new and used automobile values, increases in the cost of replacement automobile parts and rising labor rates. These trend changes caused significant disruption to historical loss patterns and give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of replacement automobile parts and building materials (including due to tariffs), availability and cost of skilled labor, the rate of litigation (including specialized plaintiff attorney involvement) in claims, increasing plaintiff attorney utilization of litigation financing and its impact on litigation strategies and the cost of medical technologies and procedures. Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at June 30, 2026. At June 30, 2026, for every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $7.2 million.

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

Index
Our insurance subsidiaries’ liabilities for losses and loss expenses by major line of business at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Commercial lines:
Automobile	$174,238	$175,277
Workers’ compensation	131,919	130,429
Commercial multi-peril	231,330	215,476
Other	60,935	53,249
Total commercial lines	598,422	574,431
Personal lines:
Automobile	94,019	100,855
Homeowners	25,690	27,565
Other	2,324	2,345
Total personal lines	122,033	130,765
Total commercial and personal lines	720,455	705,196
Plus reinsurance recoverable	408,680	394,854
Total liabilities for losses and loss expenses	$1,129,135	$1,100,050

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

Index
Percentage Change in Loss and Loss Expense Reserves Net of Reinsurance	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at June 30, 2026	Percentage Change in Stockholders’ Equity at June 30, 2026(1)	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at December 31, 2025	Percentage Change in Stockholders’ Equity at December 31, 2025(1)
(dollars in thousands)
(10.0)%	$648,410	8.5%	$634,676	8.7%
(7.5)	666,421	6.4	652,306	6.5
(5.0)	684,432	4.3	669,936	4.3
(2.5)	702,444	2.1	687,566	2.2
Base	720,455	—	705,196	—
2.5	738,466	(2.1)	722,826	(2.2)
5.0	756,478	(4.3)	740,456	(4.3)
7.5	774,489	(6.4)	758,086	(6.5)
10.0	792,501	(8.5)	775,716	(8.7)

(1)	Net of income tax effect.

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

Index
The following tables provide reconciliations of our net premiums earned to our net premiums written for the three and six months ended June 30, 2026 and 2025:
	Three Months Ended June 30, 2026
	Commercial Lines	Personal Lines	Total
(in thousands)
Net premiums earned	$141,516	$81,058	$222,574
Change in net unearned premiums	4,589	(751)	3,838
Net premiums written	$146,105	$80,307	$226,412

	Three Months Ended June 30, 2025
	Commercial Lines	Personal Lines	Total
(in thousands)
Net premiums earned	$138,527	$93,248	$231,775
Change in net unearned premiums	6,387	(4,349)	2,038
Net premiums written	$144,914	$88,899	$233,813

	Six Months Ended June 30, 2026
	Commercial Lines	Personal Lines	Total
(in thousands)
Net premiums earned	$280,480	$163,452	$443,932
Change in net unearned premiums	29,732	(7,962)	21,770
Net premiums written	$310,212	$155,490	$465,702

	Six Months Ended June 30, 2025
	Commercial Lines	Personal Lines	Total
(in thousands)
Net premiums earned	$274,743	$189,733	$464,476
Change in net unearned premiums	30,789	(14,360)	16,429
Net premiums written	$305,532	$175,373	$480,905

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

Index
Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP Combined Ratios (Total Lines)
Loss ratio - core losses	51.0%	50.1%	52.3%	52.1%
Loss ratio - weather-related losses	5.3	11.1	6.5	7.4
Loss ratio - large fire losses	6.7	5.2	6.1	4.3
Loss ratio - net prior-year reserve development	(3.5)	(1.3)	(3.1)	(2.9)
Loss ratio	59.5	65.1	61.8	60.9
Expense ratio	35.8	32.2	35.6	33.4
Dividend ratio	0.3	0.4	0.3	0.3
Combined ratio	95.6%	97.7%	97.7%	94.6%

Statutory Combined Ratios
Commercial lines:
Automobile	91.1%	97.7%	91.4%	94.6%
Workers’ compensation	105.4	104.9	109.0	111.3
Commercial multi-peril	108.7	97.5	111.2	93.9
Other	100.2	119.8	100.4	100.6
Total commercial lines	100.9	101.0	102.7	97.8
Personal lines:
Automobile	83.6	79.3	82.0	82.2
Homeowners	81.8	115.1	88.2	99.0
Other	63.5	55.2	71.0	55.9
Total personal lines	82.3	91.7	84.0	87.5
Total commercial and personal lines	94.2%	97.4%	96.0%	93.9%

Index
Results of Operations - Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the second quarter of 2026 were $222.6 million, a decrease of $9.2 million, or 4.0%, compared to $231.8 million for the second quarter of 2025, primarily reflecting lower retention and renewal premium increases, offset partially by modestly higher new business writings in the preceding twelve-month period.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the second quarter of 2026 were $226.4 million, a decrease of $7.4 million, or 3.2%, from the $233.8 million of net premiums written for the second quarter of 2025. Commercial lines net premiums written increased $1.2 million, or 0.8%, for the second quarter of 2026 compared to the second quarter of 2025. Personal lines net premiums written decreased $8.6 million, or 9.7%, for the second quarter of 2026 compared to the second quarter of 2025. We attribute the increase in commercial lines net premiums written primarily to new business writings, offset partially by a lower level of renewal premium increases and retention. We attribute the decrease in personal lines net premiums written primarily to attrition, offset partially by modest renewal premium rate increases and incremental growth in new business writings. We believe that the decrease in personal lines net premiums written will gradually taper over the course of 2026 as actions we have taken to slow and eventually reverse the decline take effect.

Investment Income. Our net investment income was $14.5 million for the second quarter of 2026, an increase of $2.0 million, or 15.6%, compared to $12.5 million for the second quarter of 2025. We attribute the increase primarily to an increase in the average investment yield and higher average invested assets relative to the second quarter of 2025.

Net Investment Gains. Net investment gains for the second quarter of 2026 and 2025 were $3.3 million and $1.5 million, respectively. The net investment gains for the second quarter of 2026 and 2025 were primarily related to unrealized gains in the fair value of equity securities held at June 30, 2026 and 2025, offset partially by net realized investment losses on the sale of available-for-sale fixed-maturity securities. We did not recognize any impairment losses for individual securities in our investment portfolio during the second quarter of 2026 or 2025.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 59.5% for the second quarter of 2026, a decrease from our insurance subsidiaries’ loss ratio of 65.1% for the second quarter of 2025. The core loss ratio, which excludes weather-related losses, large fire losses and net development of reserves for losses incurred in prior accident years, was 51.0% for the second quarter of 2026, an increase from the core loss ratio of 50.1% for the second quarter of 2025. For the commercial lines segment, the core loss ratio of 54.0% for the second quarter of 2026 remained relatively consistent with 54.5% for the second quarter of 2025. For the personal lines segment, the core loss ratio of 45.8% for the second quarter of 2026 increased modestly from 43.3% for the second quarter of 2025. We attribute the decrease in the commercial lines core loss ratio primarily to ongoing premium rate increases in all lines except workers' compensation. We attribute the increase in the personal lines core loss ratio primarily to lower premium rate increases, as rate adequacy has largely been achieved for the personal lines segment. Weather-related losses were $11.9 million, or 5.3 percentage points of the loss ratio, for the second quarter of 2026, compared to $25.8 million, or 11.1 percentage points of the loss ratio, for the second quarter of 2025. The impact of weather-related loss activity to the loss ratio for the second quarter of 2026 was much lower than our previous five-year average of $20.3 million, or 9.4 percentage points of the loss ratio, for second quarter weather-related losses. Large fire losses, which we define as individual fire losses in excess of $50,000, for the second quarter of 2026 were $15.0 million, or 6.7 percentage points of the loss ratio, compared to $12.1 million, or 5.2 percentage points of the loss ratio, for the second quarter of 2025. We attribute the increase to higher commercial property fire losses that were partially offset by a decrease in homeowners fire losses compared to the prior-year quarter. Our insurance subsidiaries’ commercial lines loss ratio was 63.2% for the second quarter of 2026, compared to 65.8% for the second quarter of 2025, primarily due to decreases in the commercial automobile, workers' compensation and other commercial lines of business loss ratios, offset partially by an increase in the commercial multi-peril line of business loss ratio. The personal lines loss ratio of our insurance subsidiaries decreased to 53.2% for the second quarter of 2026, compared to 64.1% for the second quarter of 2025. We attribute this decrease primarily to the decrease in the homeowners line of business loss ratio. Our insurance subsidiaries experienced net favorable loss reserve development of $7.8 million for the second quarter of 2026 that decreased the loss ratio by 3.5 percentage points, compared to $3.0 million of net favorable loss reserve development that decreased the loss ratio for the second quarter of 2025 by 1.3 percentage points. Our insurance subsidiaries experienced favorable development primarily in the personal automobile, workers' compensation, commercial automobile and homeowners lines of business for the second quarter of 2026.

Index
Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 35.8% for the second quarter of 2026, compared to 32.2% for the second quarter of 2025. The increase in the expense ratio primarily reflected the impacts of higher underwriting-based incentive costs for agents and employees as well as higher technology-related expenses and a lower base of net premiums earned compared to the prior-year quarter.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 95.6% and 97.7% for the second quarter of 2026 and 2025, respectively. We attribute the decrease in the combined ratio primarily to a decrease in the loss ratio, partially offset by an increase in the expense ratio for the second quarter of 2026 compared to the second quarter of 2025.

Income Tax Expense. We recorded income tax expense of $5.2 million for the second quarter of 2026, representing an effective tax rate of 19.0%. We recorded income tax expense of $3.6 million for the second quarter of 2025, representing an effective tax rate of 17.4%. The income tax expense for the second quarter of 2026 and 2025 represented estimates based on our projected annual taxable income and effective tax rates.

Net Income and Net Income Per Share. Our net income for the second quarter of 2026 was $22.3 million, or $.60 per share of Class A common stock on a diluted basis and $.55 per share of Class B common stock, compared to $16.9 million, or $.46 per share of Class A common stock on a diluted basis and $.43 per share of Class B common stock, for the second quarter of 2025. We had 31.5 million and 30.9 million Class A shares outstanding at June 30, 2026 and 2025, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Results of Operations - Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first half of 2026 were $443.9 million, a decrease of $20.5 million, or 4.4%, compared to $464.5 million for the first half of 2025, primarily reflecting lower retention and renewal premium increases, offset partially by modestly higher new business writings in the preceding twelve-month period.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the first half of 2026 were $465.7 million, a decrease of $15.2 million, or 3.2%, from the $480.9 million of net premiums written for the first half of 2025. Commercial lines net premiums written increased $4.7 million, or 1.5%, for the first half of 2026 compared to the first half of 2025. Personal lines net premiums written decreased $19.9 million, or 11.3%, for the first half of 2026 compared to the first half of 2025. We attribute the increase in commercial lines net premiums written primarily to new business writings, offset partially by a lower level of renewal premium increases and retention. We attribute the decrease in personal lines net premiums written primarily to attrition, offset partially by modest renewal premium rate increases and incremental growth in new business writings.

Investment Income. Our net investment income was $28.8 million for the first half of 2026, an increase of $4.3 million, or 17.3%, compared to $24.5 million for the first half of 2025. We attribute the increase primarily to an increase in the average investment yield and higher average invested assets relative to the first half of 2025.

Net Investment Gains. Net investment gains for the first half of 2026 were $2.8 million, compared to $1.1 million for the first half of 2025. The net investment gains for the first half of 2026 and 2025 primarily related to unrealized gains in the fair value of equity securities, offset partially by net realized investment losses on the sale of available-for-sale fixed-maturity securities. We did not recognize any impairment losses for individual securities in our investment portfolio during the first half of 2026 or 2025.

Index
Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 61.8% for the first half of 2026, an increase from our insurance subsidiaries’ loss ratio of 60.9% for the first half of 2025. The core loss ratio, which excludes weather-related losses, large fire losses and net development of reserves for losses incurred in prior accident years, was 52.3% for the first half of 2026, compared to 52.1% for the first half of 2025. For the commercial lines segment, the core loss ratio of 55.8% for the first half of 2026 remained relatively consistent with 56.4% for the first half of 2025. For the personal lines segment, the core loss ratio of 46.2% for the first half of 2026 remained relatively consistent with 46.0% for the first half of 2025. Weather-related losses were $29.1 million, or 6.5 percentage points of the loss ratio, for the first half of 2026, compared to $34.4 million, or 7.4 percentage points of the loss ratio, for the first half of 2025. Large fire losses for the first half of 2026 were $27.2 million, or 6.1 percentage points of the loss ratio, compared to $19.8 million, or 4.3 percentage points of the loss ratio, for the first half of 2025. Our insurance subsidiaries’ commercial lines loss ratio was 65.9% for the first half of 2026, compared to 62.9% for the first half of 2025, primarily due to increases in the commercial multi-peril loss ratio, offset partially by a decrease in the commercial automobile and workers’ compensation loss ratios. The personal lines loss ratio of our insurance subsidiaries decreased to 54.8% for the first half of 2026, compared to 58.2% for the first half of 2025. We attribute this decrease primarily to a decrease in the homeowners and personal automobile loss ratios. Our insurance subsidiaries experienced favorable loss reserve development for the first half of 2026 of approximately $13.6 million that decreased the loss ratio by 3.1 percentage points, compared to $13.5 million that decreased the loss ratio for the first half of 2025 by 2.9 percentage points. Our insurance subsidiaries experienced favorable development primarily in the personal automobile, commercial automobile, workers' compensation and homeowners lines of business for the first half of 2026, offset partially by unfavorable development in the commercial multi-peril and other commercial lines of business that we attribute to higher-than-anticipated case reserve development.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 35.6% for the first half of 2026, compared to 33.4% for the first half of 2025. The increase in the expense ratio primarily reflected the impacts of higher underwriting-based incentive costs for agents and employees as well as higher technology-related expenses and a lower base of net premiums earned compared to the first half of 2025.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 97.7% and 94.6% for the first half of 2026 and 2025, respectively. We attribute the increase in the combined ratio primarily to increases in the loss and expense ratios for the first half of 2026 compared to the first half of 2025.

Income Tax Expense. We recorded income tax expense of $7.9 million for the first half of 2026, representing an effective tax rate of 18.8%. We recorded income tax expense of $9.5 million for the first half of 2025, representing an effective tax rate of 18.4%. The income tax expense for the first half of 2026 and 2025 represented estimates based on our projected annual taxable income and effective tax rates.

Net Income and Net Income Per Share. Our net income for the first half of 2026 was $33.8 million, or $0.91 per share of Class A common stock on a diluted basis and $0.84 per share of Class B common stock, compared to $42.1 million, or $1.17 per share of Class A common stock on a diluted basis and $1.08 per share of Class B common stock, for the first half of 2025. We had 31.5 million and 30.9 million Class A shares outstanding at June 30, 2026 and 2025, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and maturing investments.

Index
We have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the underwriting pool. Because we settle the pool monthly, our cash flows are substantially similar to the cash flows that would result from the underwriting of direct business. We maintain a high degree of liquidity in our investment portfolio in the form of marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective. This laddering approach provides an additional measure of liquidity to meet our obligations and the obligations of our insurance subsidiaries should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first six months of 2026 and 2025 were $26.1 million and $37.9 million, respectively.

At June 30, 2026, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at an interest rate equal to the then-current Term SOFR rate plus 2.11%. At June 30, 2026, Atlantic States had a $35.0 million outstanding advance with the FHLB of Pittsburgh that carries a fixed interest rate of 3.806% and is due in September 2026. We discuss in Note 7 – Borrowings our estimate of the timing of the amounts payable for the borrowings under our lines of credit based on their contractual maturities.

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

On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the six months ended June 30, 2026 or 2025. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through June 30, 2026.

On July 16, 2026, our board of directors declared quarterly cash dividends of $0.1925 per share of our Class A common stock and $0.175 per share of our Class B common stock, payable on August 14, 2026 to our stockholders of record as of the close of business on July 31, 2026. There are no restrictions on our payment of dividends to our stockholders, although there are restrictions under applicable state laws on the payment of dividends from our insurance subsidiaries to us, which is a significant source of cash for payment of stockholder dividends by us. Our insurance subsidiaries are required by law to maintain minimum surplus on a statutory basis and are subject to regulations under which their payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including the RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2025. Our insurance subsidiaries did not pay any dividends to us during the first six months of 2026. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2026 are approximately $50.8 million from Atlantic States, $10.2 million from MICO and $5.4 million from Peninsula, or a total of approximately $66.4 million.

At June 30, 2026, we had no material commitments for capital expenditures.

Index
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

 There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2025 through June 30, 2026.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at June 30, 2026, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2025 Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 6, 2026. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the six months ended June 30, 2026.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1-30, 2026	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None	(1)

Month #2 May 1-31, 2026	Class A – 152,405 Class B – None	Class A – $17.16 Class B – None	Class A – 152,405 Class B – None	(1)

Month #3 June 1-30, 2026	Class A – 46,582 Class B – None	Class A – $17.16 Class B – None	Class A – 46,582 Class B – None	(1)

Total	Class A – 198,987 Class B – None	Class A – $17.16 Class B – None	Class A – 198,987 Class B – None

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

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not Applicable.

Item 5.	Other Information.

None.

Index
Item 6.	Exhibits.

Exhibit No.	Description	Reference

Other Exhibits

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

Exhibit 101.INS	XBRL Instance Document	Filed herewith

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONEGAL GROUP INC.

August 4, 2026	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

August 4, 2026	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer