Form 10-Q
period 2026-09-30
DONEGAL GROUP INC
filed 2026-11-05
CIK 800457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,842,786 shares of Class A Common Stock, par value $0.01 per share, and 5,576,775 shares of Class B Common Stock, par value $0.01 per share, outstanding on November 2, 2026.

DONEGAL GROUP INC.
INDEX TO FORM 10-Q REPORT

Index
Item 1.	Financial Statements

PART I. FINANCIAL INFORMATION

Donegal Group Inc.
Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments
Fixed maturities
Held to maturity, at amortized cost (fair value $704,587,316 and $731,659,323; net of allowance for expected credit losses of $1,202,203 and $1,312,903)	$804,646,982	$776,447,347
Available for sale, at fair value (amortized cost $654,227,193 and $650,370,011)	613,935,226	640,722,775
Equity securities, at fair value	51,054,461	44,370,358
Short-term investments, available for sale	23,234,986	38,712,341
Total investments	1,492,871,655	1,500,252,821
Cash	32,502,639	26,785,845
Accrued investment income	12,282,828	10,914,235
Premiums receivable	220,719,329	180,803,918
Reinsurance receivable (net of allowance for expected credit losses of $402,695 and $374,883)	410,095,112	398,582,136
Deferred policy acquisition costs	69,144,764	68,669,982
Deferred tax asset, net	19,600,601	13,287,301
Prepaid reinsurance premiums	205,818,448	171,083,219
Property and equipment, net	1,112,221	2,329,491
Federal income taxes recoverable	692,149	4,028,034
Due from affiliate	—	3,299,188
Goodwill	5,625,354	5,625,354
Other intangible assets	958,010	958,010
Other	1,116,445	9,918
Total assets	$2,472,539,555	$2,386,629,452
Liabilities and Stockholders’ Equity
Liabilities
Losses and loss expenses	$1,127,475,619	$1,100,049,937
Unearned premiums	634,395,542	591,040,451
Accrued expenses	1,844,323	2,220,800
Reinsurance balances payable	2,614,016	3,484,130
Borrowings	35,000,000	35,000,000
Cash dividends declared to stockholders	—	6,647,482
Accounts payable - securities	1,011,690	—
Due to affiliate	538,098	—
Other	8,376,713	7,768,573
Total liabilities	1,811,256,001	1,746,211,373
Stockholders’ Equity
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued	—	—
Class A common stock, $.01 par value, authorized 50,000,000 shares, issued 34,794,714 and 34,385,129 shares and outstanding 31,792,126 and 31,382,541 shares	347,948	343,852
Class B common stock, $.01 par value, authorized 10,000,000 shares, issued 5,649,240 shares and outstanding 5,576,775 shares	56,492	56,492
Additional paid-in capital	399,252,446	391,811,397
Accumulated other comprehensive loss	(32,400,086)	(8,295,743)
Retained earnings	335,253,111	297,728,438
Treasury stock, at cost	(41,226,357)	(41,226,357)
Total stockholders’ equity	661,283,554	640,418,079
Total liabilities and stockholders’ equity	$2,472,539,555	$2,386,629,452

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Revenues:
Net premiums earned	$222,882,768	$229,822,240
Investment income, net of investment expenses	14,689,560	13,942,503
Net investment (losses) gains (includes ($1,738,799) and ($1,472,009) accumulated other comprehensive income reclassifications)	(701,244)	1,272,277
Lease income	74,077	74,671
Installment payment fees	713,028	807,427
Total revenues	237,658,189	245,919,118
Expenses:
Net losses and loss expenses	137,006,862	142,715,240
Amortization of deferred policy acquisition costs	35,881,000	37,218,000
Other underwriting expenses	41,723,923	39,688,044
Policyholder dividends	490,353	731,131
Interest	343,362	340,425
Other expenses, net	167,743	176,750
Total expenses	215,613,243	220,869,590
Income before income tax expense	22,044,946	25,049,528
Income tax expense (includes $365,148 and $309,122 income tax benefit from reclassification items)	3,887,928	4,969,314
Net income	$18,157,018,	$20,080,214
Net income per share:
Class A common stock - basic	$0.49	$0.56
Class A common stock - diluted	$0.49	$0.55
Class B common stock - basic and diluted	$0.45	$0.51

Donegal Group Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,
	2026	2025
Net income	$18,157,018	$20,080,214
Other comprehensive (loss) income, net of tax
Unrealized (loss) income on securities:
Unrealized holding (loss) income during the period, net of income tax (benefit) expense of ($5,889,850) and $1,125,235	(22,157,056)	4,270,170
Reclassification adjustment for losses included in net income, net of income tax benefit of $365,148 and $309,122	1,373,651	1,162,887
Other comprehensive (loss) income	(20,783,405)	5,433,057
Comprehensive (loss) income	$(2,626,387)	$25,513,271

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Revenues:
Net premiums earned	$666,814,443	$694,298,723
Investment income, net of investment expenses	43,467,448	38,466,439
Net investment gains (includes ($3,019,903) and ($2,787,258) accumulated other comprehensive income reclassifications)	2,086,940	2,345,137
Lease income	222,390	227,779
Installment payment fees	2,182,255	2,533,937
Total revenues	714,773,476	737,872,015
Expenses:
Net losses and loss expenses	411,562,235	425,665,512
Amortization of deferred policy acquisition costs	108,301,000	115,950,000
Other underwriting expenses	127,300,454	116,032,926
Policyholder dividends	1,702,207	2,309,462
Interest	1,013,112	1,010,175
Other expenses, net	1,178,528	269,106
Total expenses	651,057,536	661,237,181
Income before income tax expense	63,715,940	76,634,834
Income tax expense (includes $634,180 and $585,324 income tax benefit from reclassification items)	11,742,569	14,483,326
Net income	$51,973,371	$62,151,508
Net income per share:
Class A common stock - basic	$1.42	$1.74
Class A common stock - diluted	$1.40	$1.72
Class B common stock - basic and diluted	$1.29	$1.58

Donegal Group Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Net income	$51,973,371	$62,151,508
Other comprehensive (loss) income, net of tax
Unrealized (loss) income on securities:
Unrealized holding (loss) income during the period, net of income tax (benefit) expense of ($7,041,663) and $3,698,822	(26,490,066)	13,914,616
Reclassification adjustment for losses included in net income, net of income tax benefit of $634,180 and $585,324	2,385,723	2,201,934
Other comprehensive (loss) income	(24,104,343)	16,116,550
Comprehensive income	$27,869,028	$78,268,058

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Nine Months Ended September 30, 2026

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2025	34,385,129	5,649,240	$343,852	$56,492	$391,811,397	$(8,295,743)	$297,728,438	$(41,226,357)	$640,418,079
Issuance of common stock (stock compensation plans)	39,583	—	395	—	723,690	—	—	—	724,085
Share-based compensation	16,265	—	163	—	559,026	—	—	—	559,189
Net income	—	—	—	—	—	—	11,510,604	—	11,510,604
Cash dividends declared	—	—	—	—	—	—	(7,663)	—	(7,663)
Grant of stock options	—	—	—	—	150,159	—	(150,159)	—	—
Other comprehensive loss	—	—	—	—	—	(4,111,658)	—	—	(4,111,658)
Balance, March 31, 2026	34,440,977	5,649,240	$344,410	$56,492	$393,244,272	$(12,407,401)	$309,081,220	$(41,226,357)	$649,092,636
Issuance of common stock (stock compensation plans)	32,339		324		550,740	—	—	—	551,064
Share-based compensation	5,500		55		402,809	—	—	—	402,864
Net income	—	—	—	—	—	—	22,305,749	—	22,305,749
Cash dividends declared	—	—	—	—	—	—	(7,034,456)	—	(7,034,456)
Grant of stock options	—	—	—	—	82,501	—	(82,501)	—	—
Other comprehensive income	—	—	—	—	—	790,720	—	—	790,720
Balance, June 30, 2026	34,478,816	5,649,240	$344,789	$56,492	$394,280,322	$(11,616,681)	$324,270,012	$(41,226,357)	$666,108,577
Issuance of common stock (stock compensation plans)	23,779	—	238	—	380,964	—	—	—	381,202
Share-based compensation	292,119	—	2,921		4,465,092	—	—	—	4,468,013
Net income	—	—		—	—	—	18,157,018	—	18,157,018
Cash dividends declared	—	—	—	—	—	—	(7,047,851)	—	(7,047,851)
Grant of stock options	—	—	—	—	126,068	—	(126,068)	—	—
Other comprehensive loss	—	—	—	—	—	(20,783,405)	—	—	(20,783,405)
Balance,September 30, 2026	$34,794,714	5,649,240	$347,948	$56,492	$399,252,446	$(32,400,086)	$335,253,111	$(41,226,357)	$661,283,554

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited)
Nine Months Ended September 30, 2025

	Class A Shares	Class B Shares	Class A Amount	Class B Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2024	32,954,347	5,649,240	$329,544	$56,492	$369,679,946	$(28,200,481)	$245,136,987	$(41,226,357)	$545,776,131
Issuance of common stock (stock compensation plans)	36,500	—	395	—	444,142	—	—	—	444,507
Share-based compensation	438,380	—	4,384	—	6,571,130	—	—	—	6,575,514
Net income	—	—	—	—	—	—	25,205,174	—	25,205,174
Cash dividends declared	—	—	—	—	—	—	(6,556)	—	(6,556)
Grant of stock options	—	—	—	—	168,699	—	(168,699)	—	—
Other comprehensive income	—	—	—	—	—	6,728,245	—	—	6,728,245
Balance, March 31, 2025	33,429,227	5,649,240	$344,410	$56,492	$376,863,917	$(21,472,236)	$270,166,906	$(41,226,357)	$584,723,015
Issuance of common stock (stock compensation plans)	27,102	—	271	—	506,971	—	—	—	507,242
Share-based compensation	406,085		4,061		6,099,313	—	—	—	6,103,374
Net income	—	—	—	—	—	—	16,866,120	—	16,866,120
Cash dividends declared	—	—	—	—	—	—	(6,485,554)	—	(6,485,554)
Grant of stock options	—	—	—	—	76,115	—	(76,115)	—	—
Other comprehensive income	—	—	—	—	—	3,955,248	—	—	3,955,248
Balance, June 30, 2026	33,862,414	5,649,240	$338,625	$56,492	$383,546,316	$(17,516,988)	$280,471,357	$(41,226,357)	$605,669,445
Issuance of common stock (stock compensation plans)	25,328	—	253	—	357,986	—	—	—	358,239
Share-based compensation	149,673	—	1,497	—	2,460,778	—	—	—	2,462,275
Net income	—	—	—	—	—	—	20,080,214	—	20,080,214
Cash dividends declared	—	—	—	—	—	—	(6,561,372)	—	(6,561,372)
Grant of stock options	—	—	—	—	185,885	—	(185,885)	—	—
Other comprehensive income	—	—	—	—	—	5,433,057	—	—	5,433,057
Balance, September 30, 2026	34,037,415	5,649,240	340,375	56,492	386,550,965	(12,083,931)	293,804,314	(41,226,357)	627,441,858

See accompanying notes to consolidated financial statements.

Index
Donegal Group Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$51,973,371	$62,151,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	1,704,495	2,649,815
Net investment gains	(2,086,940)	(2,345,137)
Changes in assets and liabilities:
Losses and loss expenses	27,425,682	(6,683,514)
Unearned premiums	43,355,091	10,472,817
Premiums receivable	(39,915,411)	(11,789,560)
Deferred acquisition costs	(474,782)	(76,436)
Deferred income taxes	94,184	482,956
Reinsurance receivable	(11,512,976)	16,978,141
Prepaid reinsurance premiums	(34,735,229)	(4,251,066)
Accrued investment income	(1,368,593)	(1,097,205)
Due from affiliate	3,837,286	(237,781)
Reinsurance balances payable	(870,114)	(1,433,002)
Current income taxes	3,335,885	(4,759,569)
Accrued expenses	(376,477)	(415,846)
Other, net	608,129	586,963
Net adjustments	(10,979,770)	(1,918,424)
Net cash provided by operating activities	40,993,601	60,233,084
Cash Flows from Investing Activities:
Purchases of fixed maturities, held to maturity	(51,193,127)	(82,373,947)
Purchases of fixed maturities, available for sale	(155,233,118)	(211,471,122)
Purchases of equity securities	(2,696,222)	(2,512,570)
Maturity of fixed maturities:
Held to maturity	23,294,353	25,567,921
Available for sale	100,122,849	95,926,329
Sales of fixed maturities:
Available for sale	48,908,467	114,705,284
Sales of equity securities	976,059	2,145,314
Net sales (purchases) of property and equipment	326	(102)
Net sales (purchases) of short-term investments, available for sale	15,477,355	(12,873,676)
Net cash used in investing activities	(20,343,058)	(70,886,569)
Cash Flows from Financing Activities:
Cash dividends paid	(20,737,452)	(19,084,560)
Issuance of common stock	5,803,703	15,383,590
Net cash used in financing activities	(14,933,749)	(3,700,970)
Net increase (decrease) in cash	5,716,794	(14,354,455)
Cash at beginning of period	26,785,845	52,925,931
Cash at end of period	$32,502,639	$38,571,476

Cash paid during period - Interest	$1,021,277	$1,013,876
Net cash paid during period - Taxes	$8,500,050	$18,747,439

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

At September 30, 2026, we had three segments: our investment function, our commercial lines of insurance and our personal lines of insurance. The commercial lines products of our insurance subsidiaries consist primarily of commercial automobile, commercial multi-peril and workers’ compensation policies. The personal lines products of our insurance subsidiaries consist primarily of homeowners and private passenger automobile policies.

At September 30, 2026, Donegal Mutual held approximately 45% of our outstanding Class A common stock and approximately 85% of our outstanding Class B common stock. This ownership provides Donegal Mutual with approximately 71% of the total voting power of our common stock. Our insurance subsidiaries and Donegal Mutual have interrelated operations due to a pooling agreement and other intercompany agreements and transactions. While each company maintains its separate corporate existence, our insurance subsidiaries and Donegal Mutual conduct business together as the Donegal Insurance Group. As such, Donegal Mutual and our insurance subsidiaries share the same business philosophy, the same management, the same employees and the same facilities and offer the same types of insurance products.

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

In September 2025, Donegal Mutual and Southern entered into a renewal rights agreement with an affiliate of a farm- focused Pennsylvania-based mutual insurance group to provide a continuation option for their farm policyholders when they began to non-renew all farm policies as they started to expire beginning in the second quarter of 2026. Donegal Mutual and Southern determined that the costs required to modernize their legacy farm product and systems were higher than the projected return on investment for this non-core line of business that represents approximately $6 million in annual premiums. None of our other insurance subsidiaries offered farm policies. We currently include farm policies within other commercial lines in our line of business reporting.

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

3-	Net Income Per Share

We have two classes of common stock, which we refer to as our Class A common stock and our Class B common stock.Our certificate of incorporation provides that whenever our board of directors declares a dividend on our Class B common stock, our board of directors shall simultaneously declare a dividend on our Class A common stock that is payable to the holders of our Class A common stock at the same time and as of the same record date at a rate that is at least 10% greater than the rate at which our board of directors declared a dividend on our Class B common stock. Accordingly, we use the two-class method to compute our net income per share. The two-class method is an earnings allocation formula that determines net income per share separately for each class of common stock based on dividends we have declared and an allocation of our remaining undistributed net income using a participation percentage that reflects the dividend rights of each class. The table below presents for the periods indicated a reconciliation of the numerators and denominators we used to compute basic and diluted net income per share for our Class A common stock and our Class B common stock:

	Three Months Ended September 30,
	2026		2025
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$15,648	$2,509	$17,257	$2,823
Denominator:
Weighted-average shares outstanding	31,658	5,577	30,954	5,577
Basic net income per share	$0.49	$0.45	$0.56	$0.51

Diluted net income per share:
Numerator:
Allocation of net income	$15,648	$2,509	$17,257	$2,823
Denominator:
Number of shares used in basic computation	31,658	5,577	30,954	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	399	—	486	—
Unvested restricted stock units	109	—	—	—
Number of shares used in diluted computation	32,166	5,577	31,440	5,577
Diluted net income per share	$0.49	$0.45	$0.55	$0.51

	Nine Months Ended September 30,
	2026		2025
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Allocation of net income	$44,772	$7,201	$53,331	$8,821
Denominator:
Weighted-average shares outstanding	31,521	5,577	30,587	5,577
Basic net income per share	$1.42	$1.29	$1.74	$1.58

Diluted net income per share:
Numerator:
Allocation of net income	$44,772	$7,201	$53,331	$8,821
Denominator:
Number of shares used in basic computation	31,521	5,577	30,587	5,577
Weighted-average shares effect of dilutive securities:
Director and employee stock options	363	—	485	—
Unvested restricted stock units	112	—	—	—
Number of shares used in diluted computation	31,996	5,577	31,072	5,577
Diluted net income per share	$1.40	$1.29	$1.72	$1.58

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

5-	Investments

The amortized cost and estimated fair values of our fixed maturities and short-term investments at September 30, 2026 were as follows:

	Carrying Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held to Maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$72,869	$43	$72,912	$—	$7,086	$65,826
Obligations of states and political subdivisions	468,396	374	468,770	16	75,902	392,884
Corporate securities	256,797	781	257,578	8	18,062	239,524
Mortgage-backed securities	6,585	4	6,589	—	236	6,353
Totals	$804,647	$1,202	$805,849	$24	$101,286	$704,587

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$26,128	$—	$1,762	$24,366
Obligations of states and political subdivisions	53,752	6	6,419	47,339
Corporate securities	129,602	110	5,364	124,348
Mortgage-backed securities	444,745	31	26,894	417,882
Short-term investments	23,235	—	—	23,235
Totals	$677,462	$147	$40,439	$637,170

Index
At September 30, 2026, our holdings of obligations of states and political subdivisions included general obligation bonds with an aggregate fair value of $282.5 million and an amortized cost of $337.9 million. Our holdings at September 30, 2026 also included special revenue bonds with an aggregate fair value of $157.7 million and an amortized cost of $184.6 million. With respect to both categories of those bonds, we held no securities of any issuer that comprised more than 10% of our holdings of either bond category at September 30, 2026. Education bonds and water and sewer utility bonds represented 39% and 36%, respectively, of our total investments in special revenue bonds based on the carrying values of these investments at September 30, 2026. Many of the issuers of the special revenue bonds we held at September 30, 2026 have the authority to impose ad valorem taxes. In that respect, many of the special revenue bonds we held are similar to general obligation bonds.

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

We have segregated within accumulated other comprehensive loss the net unrealized losses of $15.1 million arising prior to the November 30, 2013 reclassification date for fixed maturities reclassified from available for sale to held to maturity. We are amortizing this balance over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same fixed maturities. We recorded amortization of $133,299 and $136,807 in other comprehensive (loss) income during the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026 and December 31, 2025, net unrealized losses of $720,407 and $853,706, respectively, remained within accumulated other comprehensive loss.

We show below the amortized cost and estimated fair value of our fixed maturities at September 30, 2026 by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Index
	Amortized Cost	Estimated Fair Value
	(in thousands)
Held to maturity
Due in one year or less	$17,176	$17,093
Due after one year through five years	191,787	177,273
Due after five years through ten years	214,613	192,709
Due after ten years	375,684	311,159
Mortgage-backed securities	6,589	6,353
Total held to maturity	$805,849	$704,587

Available for sale
Due in one year or less	$28,721	$28,710
Due after one year through five years	31,383	30,014
Due after five years through ten years	114,354	108,197
Due after ten years	58,259	52,367
Mortgage-backed securities	444,745	417,882
Total available for sale	$677,462	$637,170

The cost and estimated fair values of our equity securities at September 30, 2026 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$28,828	$22,236	$10	$51,054

The cost and estimated fair values of our equity securities at December 31, 2025 were as follows:

	Cost	Gross Gains	Gross Losses	Estimated Fair Value
	(in thousands)
Equity securities	$27,238	$17,193	$61	$44,370

Index
We present below gross gains and losses from investments and the change in the difference between fair value and cost of investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Gross realized gains:
Fixed maturities	$45	$399	$266	$814
Equity securities	—	—	—	687
	45	399	266	1,501
Gross realized losses:
Fixed maturities	1,750	1,857	3,254	3,587
Equity securities	—	—	130	—
	1,750	1,857	3,384	3,587
Net realized losses	(1,705)	(1,458)	(3,118)	(2,086)
Gross unrealized gains on equity securities	910	2,629	5,104	4,348
Gross unrealized losses on equity securities	(10)	—	(10)	(32)
Fixed maturities - credit impairment charges	104	101	111	115
Net investment (losses) gains	$(701)	$1,272	$2,087	$2,345

We held fixed maturities with unrealized losses at September 30, 2026 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$20,641	$786	$69,552	$8,062
Obligations of states and political subdivisions	167,575	14,516	266,629	67,805
Corporate securities	181,405	8,335	172,555	15,091
Mortgage-backed securities	316,650	15,503	96,698	11,627
Totals	$686,271	$$39,140	$605,434	$102,585

We held fixed maturities with unrealized losses at December 31, 2025 as follows:

	Less Than 12 Months		More Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$9,503	$46	$76,506	$5,654
Obligations of states and political subdivisions	34,778	697	287,717	40,487
Corporate securities	47,139	406	183,026	8,995
Mortgage-backed securities	102,104	540	88,887	8,908
Totals	$193,524	$1,689	$636,136	$64,044

Index
We make estimates concerning the valuation of our investments and, as applicable, the recognition of declines in the value of our investments. For equity securities, we measure investments at fair value, and we recognize changes in fair value in our results of operations. With respect to an available-for-sale debt security that is in an unrealized loss position, we first assess if we intend to sell the debt security. If we determine we intend to sell the debt security, we recognize the impairment loss in our results of operations. If we do not intend to sell the debt security, we determine whether it is more likely than not that we will be required to sell the debt security prior to recovery. If we determine it is more likely than not that we will be required to sell the debt security prior to recovery, we recognize the impairment loss in our results of operations. If we determine it is more likely than not that we will not be required to sell the debt security prior to recovery, we then evaluate whether a credit loss has occurred with respect to that security. We determine whether a credit loss has occurred by comparing the amortized cost of the debt security to the present value of the cash flows we expect to collect. If we expect a cash flow shortfall, we consider that a credit loss has occurred. If we determine that a credit loss has occurred, we establish an allowance for credit loss. We then recognize the amount of the allowance in our results of operations, and we recognize the remaining portion of the impairment loss in our other comprehensive income, net of applicable taxes. We regularly review the allowance for credit losses and recognize changes in the allowance in our results of operations. In addition, we may write down securities in an unrealized loss position based on a number of other factors, including when the fair value of an investment is significantly below its cost, when the financial condition of the issuer of a security has deteriorated, the occurrence of industry, issuer or geographic events that have negatively impacted the value of a security and rating agency downgrades. For held-to-maturity debt securities, we make estimates concerning expected credit losses at an aggregated level rather than monitoring individual debt securities for credit losses. We establish an allowance for expected credit losses based on an ongoing review of securities held, historical loss data, changes in issuer credit standing and other relevant factors. We utilize a probability-of-default methodology, which reflects current and forecasted economic conditions, to estimate the allowance for expected credit losses and recognize changes to the allowance in our results of operations. We held 890 debt securities that were in an unrealized loss position at September 30, 2026. Based upon our analysis of general market conditions and underlying factors impacting these debt securities, we have determined that no additional allowance for expected credit loss is required beyond the allowance for expected credit loss we recorded at September 30, 2026.

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

Index
6-	Segment Information

We have three reportable segments, which consist of our investment function, our commercial lines of insurance and our personal lines of insurance. Using independent agents, our insurance subsidiaries market commercial lines of insurance to small and medium-sized businesses and personal lines of insurance to individuals.

Our chief operating decision maker, who is our Chief Executive Officer, evaluates the performance of the commercial lines and personal lines primarily based upon our insurance subsidiaries’ underwriting income or loss as determined under statutory accounting principles (“SAP”). This segmentation is consistent with the segmentation we utilize to manage our business. Our chief operating decision maker does not receive asset and liability information for each segment. We make resource allocation decisions based upon historical underwriting results as well as perceived opportunities for future profitable growth within each segment.

We operate only in the United States, and no single customer or agent provides 10 percent or more of our revenues. Financial data by segment is as follows:

	Three Months Ended September 30, 2026
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$142,916	$79,967	$222,883
Net investment income	14,690	—	—	14,690
Investment losses	(701)	—	—	(701)
Total segment revenues	13,989	142,916	79,967	236,872
Other				786
Total revenues				$237,658
Segment expenses:
Net losses and loss expenses	—	88,109	47,894	136,003
Other underwriting expenses	—	48,763	25,960	74,723
Policyholder dividends	—	490	—	490
Total segment expenses	—	137,362	73,854	211,216
SAP underwriting income	—	5,554	6,113	11,667
GAAP adjustments				(3,886)
GAAP underwriting income				7,781
Net investment income				14,690
Investment losses				(701)
Other				275
Income before income tax expense				$22,045

Index
	Three Months Ended September 30, 2025
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$140,289	$89,533	$229,822
Net investment income	13,943	—	—	13,943
Investment gains	1,272	—	—	1,272
Total segment revenues	15,215	140,289	89,533	245,037
Other				882
Total revenues				$245,919
Segment expenses:
Net losses and loss expenses	—	83,730	58,905	142,635
Other underwriting expenses	—	47,653	25,857	73,510
Policyholder dividends	—	731	—	731
Total segment expenses	—	132,114	84,762	216,876
SAP underwriting income	—	8,175	4,771	12,946
GAAP adjustments				(3,476)
GAAP underwriting income				9,470
Net investment income				13,943
Investment gains				1,272
Other				365
Income before income tax expense				$25,050

Index
	Nine Months Ended September 30, 2026
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$423,395	$243,419	$666,814
Net investment income	43,467	—	—	43,467
Investment gains	2,087	—	—	2,087
Total segment revenues	45,554	423,395	243,419	712,368
Other				2,405
Total revenues				$714,773
Segment expenses:
Net losses and loss expenses	—	272,898	136,443	409,341
Other underwriting expenses	—	161,947	73,438	235,385
Policyholder dividends	—	1,702	—	1,702
Total segment expenses	—	436,547	209,881	646,428
SAP underwriting (loss) income	—	(13,152)	33,538	20,386
GAAP adjustments				(2,437)
GAAP underwriting income				17,949
Net investment income				43,467
Investment gains				2,087
Other				213
Income before income tax expense				$63,716

Index
	Nine Months Ended September 30, 2025
	Investments	Commercial Lines	Personal Lines	Total
	(in thousands)
Revenues:
Net premiums earned	$—	$415,032	$279,267	$694,299
Net investment income	38,466	—	—	38,466
Investment gains	2,345	—	—	2,345
Total segment revenues	40,811	415,032	279,267	735,110
Other				2,762
Total revenues				$737,872
Segment expenses:
Net losses and loss expenses	—	256,569	169,603	426,172
Other underwriting expenses	—	153,141	78,260	231,401
Policyholder dividends	—	2,309	—	2,309
Total segment expenses	—	412,019	247,863	659,882
SAP underwriting income	—	3,013	31,404	34,417
GAAP adjustments				(76)
GAAP underwriting income				34,341
Net investment income				38,466
Investment gains				2,345
Other				1,483
Income before income tax expense				$76,635

7 -	Borrowings

Atlantic States is a member of the FHLB of Pittsburgh. Through its membership, Atlantic States has the ability to issue debt to the FHLB of Pittsburgh in exchange for cash advances. Atlantic States has a variable-rate cash advance of $35.0 million that was outstanding at September 30, 2026. The variable interest rate is equal to the current SOFR plus 0.293% and the cash advance is due in September 2028. The table below presents the amount of FHLB of Pittsburgh stock Atlantic States purchased, which is presented within equity securities on the Consolidated Balance Sheets, collateral pledged and assets related to Atlantic States’ membership in the FHLB of Pittsburgh at September 30, 2026.

FHLB of Pittsburgh stock purchased and owned	$1,714,500
Fixed maturities pledged, at par (carrying value $44,951,489)	49,006,174
Borrowing capacity currently available	7,421,473

In August 2020, we entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) that related to a $20.0 million unsecured demand line of credit. The line of credit has no expiration date, no annual fees and no covenants. At September 30, 2026, we had no outstanding borrowings from M&T and had the ability to borrow up to $20.0 million at an interest rate equal to the then-current Term SOFR rate plus 2.11%.

Index
8-	Share–Based Compensation

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

We recorded compensation expense related to our stock compensation plans of $232,001 and $296,162 for the three months ended September 30, 2026 and 2025, respectively, with a corresponding income tax benefit of $48,720 and $62,194, respectively. We recorded compensation expense related to our stock compensation plans of $882,127 and $893,154 for the nine months ended September 30, 2026 and 2025, respectively, with a corresponding income tax benefit of $185,247 and $187,562, respectively. At September 30, 2026, we had $1.5 million of unrecognized compensation expense related to nonvested share-based compensation granted under our stock compensation plans that we expect to recognize over a weighted average period of approximately 2.0 years.

We received cash from option exercises under our stock compensation plans during the three months ended September 30, 2026 and 2025 of $4.2 million and $2.1 million, respectively. We received cash from option exercises under our stock compensation plans during the nine months ended September 30, 2026 and 2025 of $4.5 million and $14.2 million, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $289,105 and $132,692 for the three months ended September 30, 2026 and 2025, respectively. We realized actual tax benefits for the tax deductions related to those option exercises of $306,115 and $909,949 for the nine months ended September 30, 2026 and 2025, respectively.

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

For investments that have quoted market prices in active markets, we use the quoted market price as fair value and include these investments in Level 1 of the fair value hierarchy. We classify publicly-traded equity securities as Level 1. When quoted market prices in active markets are not available, we base fair values on quoted market prices of comparable instruments or price estimates we obtain from independent pricing services and include these investments in Level 2 of the fair value hierarchy. We classify our fixed maturities and non-publicly traded equity securities as Level 2. Our fixed maturities consist of U.S. Treasury securities and obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, corporate securities and mortgage-backed securities.

Index
We present our investments in available-for-sale fixed-maturity and equity securities at estimated fair value. The estimated fair value of a security may differ from the amount that could be realized if we sold the security in a forced transaction. In addition, the valuation of fixed maturities is more subjective when markets are less liquid, increasing the potential that the estimated fair value does not reflect the price at which an actual transaction would occur. We utilize nationally recognized independent pricing services to estimate fair values or obtain market quotations for substantially all of our fixed- maturity and equity investments. We generally obtain two prices per security. These pricing services utilize market quotations for fixed-maturity and equity securities that have quoted prices in active markets. For fixed-maturity securities that generally do not trade on a daily basis, the pricing services prepare estimates of fair value measurements based predominantly on observable market inputs. The pricing services do not use broker quotes in determining the fair values of our investments. Our investment personnel review the estimates of fair value the pricing services provide to verify that the estimates we obtain from the pricing services are representative of fair values based upon our investment personnel’s general knowledge of the market, their research findings related to unusual fluctuations in value and their comparison of such values to execution prices for similar securities.Our investment personnel monitor the market and are familiar with current trading ranges for similar securities and the pricing of specific investments. Our investment personnel review all pricing estimates that we receive from the pricing services against their expectations with respect to pricing based on fair market curves, security ratings, coupon rates, security types and recent trading activity. Our investment personnel periodically review documentation with respect to the pricing services’ pricing methodology that they obtain to determine if the primary pricing sources, market inputs and pricing frequency for various security types are reasonable. At September 30, 2026, we received two estimates per security from the pricing services, and we priced substantially all of our Level 1 and Level 2 investments using those prices. In our review of the estimates the pricing services provided at September 30, 2026, we did not identify any material discrepancies, and we did not make any adjustments to the estimates the pricing services provided.

We present our cash and short-term investments at estimated fair value. We classify these items as Level 1.

The carrying amounts we report in our balance sheets for our borrowings approximate their fair values because the interest rate resets to a market rate on a regular basis. We classify these items as Level 2.

The carrying values we report in our balance sheets for premium receivables, reinsurance receivables related to paid losses and loss expenses and reinsurance balances payable approximate their fair values. We classify these items as Level 3.

We evaluate our assets and liabilities to determine the appropriate level at which to classify them for each reporting period. Based on our review of the methodology and summary of inputs the pricing services use, we have concluded that our Level 1 and Level 2 investments were classified properly at September 30, 2026 and December 31, 2025.

The following table presents the recurring fair value measurements for our investments in available-for-sale fixed- maturity and equity securities at September 30, 2026:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,366	$—	$24,366	$—
Obligations of states and political subdivisions	47,339	—	47,339	—
Corporate securities	124,348	—	124,348	—
Mortgage-backed securities	417,882	—	417,882	—
Equity securities	51,054	48,818	2,236	—
Short-term investments	23,235	23,235	—	—
Total investments in the fair value hierarchy	$688,224	$72,053	$616,171	$—

Index
The following table presents the recurring fair value measurements for our investments in available-for-sale fixed- maturity and equity securities at December 31, 2025:

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,329	$—	$24,329	$—
Obligations of states and political subdivisions	48,551	—	48,551	—
Corporate securities	130,925	—	130,925	—
Mortgage-backed securities	436,918	—	436,918	—
Equity securities	44,370	42,233	2,137	—
Short-term investments	38,712	38,712
Total investments in the fair value hierarchy	$723,805	$80,945	$642,860	$—

10-	Income Taxes

At September 30, 2026 and December 31, 2025, respectively, we had no material unrecognized tax benefits or accrued interest and penalties. In 2019, the Internal Revenue Service (“IRS”) began a federal income tax audit of our consolidated tax returns for tax years 2016 to 2018. No material issues have been raised and no adjustments have been proposed as a result of this ongoing audit. We provide a valuation allowance when we believe it is more likely than not that we will not realize some portion of our tax assets. We established a valuation allowance of $7.5 million for our net state operating loss carryforward at September 30, 2026 and December 31, 2025, which will expire between 2026 and 2045. We have determined that we are not required to establish a valuation allowance for our other deferred tax assets of $38.9 million and $31.8 million at September 30, 2026 and December 31, 2025, respectively, because it is more likely than not that we will realize these deferred tax assets through reversals of existing temporary differences, future taxable income and the implementation of tax planning strategies.

On July 4, 2025, a budget reconciliation package referred to as the One Big Beautiful Bill Act of 2025 (the “OBBBA”) was enacted. The tax provisions included within the OBBBA did not have a material impact on our financial position, results of operations or cash flows.

11-	Liabilities for Losses and Loss Expenses

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

Index
We summarize activity in our insurance subsidiaries’ liabilities for losses and loss expenses as follows:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Balance at January 1	$1,100,050	$1,120,985
Less reinsurance recoverable	(394,854)	(416,621)
Net balance at January 1	705,196	704,364
Incurred related to:
Current year	428,576	438,161
Prior years	(17,014)	(12,495)
Total incurred	411,562	425,666
Paid related to:
Current year	194,850	203,886
Prior years	200,522	211,098
Total paid	395,372	414,984
Net balance at end of period	721,386	715,046
Plus reinsurance recoverable	406,090	399,256
Balance at end of period	$1,127,476	$1,114,302

Our insurance subsidiaries recognized a decrease in their liabilities for losses and loss expenses of prior years of $17.0 million and $12.5 million for the nine months ended September 30, 2026 and 2025, respectively. Our insurance subsidiaries made no significant changes in their reserving philosophy or claims management personnel, and they have made no significant offsetting changes in estimates that increased or decreased their loss and loss expense reserves in those years. The 2026 development represented 2.4% of the December 31, 2025 net carried reserves and resulted from lower-than-expected loss emergence and severity primarily in the commercial automobile, personal automobile, workers’ compensation and homeowners lines of business, offset partially by unfavorable development in the commercial multi-peril and other commercial lines of business that we attribute to higher-than-anticipated case reserve development. The majority of the 2026 development related to decreases in the liabilities for losses and loss expenses of prior years for Southern, Atlantic States, and MICO. The 2025 development represented 1.8% of the December 31, 2024 net carried reserves and resulted from lower-than-expected loss emergence or severity primarily in the commercial multi-peril, commercial automobile, personal automobile and homeowners lines of business, offset partially by unfavorable development in other commercial lines of business that we attribute to higher-than- anticipated case reserve development. The majority of the 2025 development related to decreases in the liabilities for losses and loss expenses of prior years for Atlantic States and The Peninsula Insurance Company.

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

Our insurance subsidiaries determine incurred but not reported (“IBNR”) reserves by subtracting the cumulative loss and loss expense amounts our insurance subsidiaries have paid and the case reserves our insurance subsidiaries have established at the balance sheet date from their actuaries’ estimate of the ultimate cost of losses and loss expenses. Accordingly, the IBNR reserves of our insurance subsidiaries include their actuaries’ projections of the cost of unreported claims as well as their actuaries’ projected development of case reserves on known claims and reopened claims. Our insurance subsidiaries’ methodology for estimating IBNR reserves has been in place for many years, and their actuaries made no significant changes to that methodology during the nine months ended September 30, 2026.

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

12-	Allowance for Expected Credit Losses

We make estimates with respect to the potential impairment of financial instruments and recognize expected credit losses as an allowance rather than impairments as credit losses are incurred. We have established allowances for expected credit losses with respect to held-to-maturity debt securities and reinsurance receivable.

Held-to-Maturity Fixed Maturities

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

The following table presents the balances for fixed maturities classified as held-to-maturity, net of the allowance for expected credit losses, at September 30, 2026 and 2025 and changes in the allowance for expected credit losses for the three and nine months ended September 30, 2026 and 2025.

	At and For the Three Months Ended September 30, 2026		At and For the Three Months Ended September 30, 2025
	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$803,295	$1,306	$737,356	$1,374
Current period change for expected credit losses		(104)		(101)
Balance at end of period	$804,647	$1,202	$761,409	$1,273

Index
	At and For the Nine Months Ended September 30, 2026		At and For the Nine Months Ended September 30, 2025
	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Held-to-Maturity, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$776,447	$1,313	$705,714	$1,388
Current period change for expected credit losses		(111)		(115)
Balance at end of period	$804,647	$1,202	$761,409	$1,273

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

The following table presents the balances for reinsurance receivable, net of the allowance for expected credit losses, at September 30, 2026 and 2025 and changes in the allowance for expected credit losses for the three and nine months ended September 30, 2026 and 2025.

	At and For the Three Months Ended September 30, 2026		At and For the Three Months Ended September 30, 2025
	Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$413,119	$391	$411,125	$332
Current period change for expected credit losses		12		9
Balance at end of period	$410,095	$403	$403,764	$341

	At and For the Nine Months Ended September 30, 2026		At and For the Nine Months Ended September 30, 2025
	Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Receivable, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
	(in thousands)
Balance at beginning of period	$398,582	$375	$420,742	$391
Current period change for expected credit losses		28		(50)
Balance at end of period	$410,095	$403	$403,764	$341

13-	Impact of New Accounting Standards

In November 2024, the FASB issued guidance requiring disaggregated disclosure of income statement expenses in the notes to financial statements. The guidance requires disclosure of certain expenses, including employee compensation, depreciation and selling expenses. The guidance will not impact current income statement expense captions that industry-specific guidance requires. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The adoption of this guidance will not have an impact on our financial position, results of operations or cash flows.

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

Reserve estimates can change over time because of unexpected changes in assumptions related to our insurance subsidiaries’ external environment and, to a lesser extent, assumptions related to our insurance subsidiaries’ internal operations. For example, our insurance subsidiaries have experienced an increase in claims severity and a lengthening of the claim settlement periods on bodily injury claims during the past several years. In addition, the COVID-19 pandemic and related government mandates and restrictions resulted in various changes from historical claims reporting and settlement trends during 2020 and resulted in significant increases in loss costs in subsequent years due to a number of factors, including supply chain disruption, higher new and used automobile values, increases in the cost of replacement automobile parts and rising labor rates. These trend changes caused significant disruption to historical loss patterns and give rise to greater uncertainty as to the pattern of future loss settlements. Related uncertainties regarding future trends include social inflation, availability and cost of replacement automobile parts and building materials (including due to tariffs), availability and cost of skilled labor, the rate of litigation (including specialized plaintiff attorney involvement) in claims, increasing plaintiff attorney utilization of litigation financing and its impact on litigation strategies and the cost of medical technologies and procedures.Assumptions related to our insurance subsidiaries’ external environment include the absence of significant changes in tort law and the legal environment that increase liability exposure, consistency in judicial interpretations of insurance coverage and policy provisions and the rate of loss cost inflation. Internal assumptions include consistency in the recording of premium and loss statistics, consistency in the recording of claims, payment and case reserving methodology, accurate measurement of the impact of rate changes and changes in policy provisions, consistency in the quality and characteristics of business written within a given line of business and consistency in reinsurance coverage and collectability of reinsured losses, among other items. To the extent our insurance subsidiaries determine that underlying factors impacting their assumptions have changed, our insurance subsidiaries make adjustments in their reserves that they consider appropriate for such changes. Accordingly, our insurance subsidiaries’ ultimate liability for unpaid losses and loss expenses will likely differ from the amount recorded at September 30, 2026. At September 30, 2026, for every 1% change in our insurance subsidiaries’ loss and loss expense reserves, net of reinsurance recoverable, the effect on our pre-tax results of operations would be approximately $7.2 million.

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

Index
Our insurance subsidiaries’ liabilities for losses and loss expenses by major line of business at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Commercial lines:
Automobile	$176,814	$175,277
Workers’ compensation	136,270	130,429
Commercial multi-peril	224,792	215,476
Other	62,879	53,249
Total commercial lines	600,755	574,431
Personal lines:
Automobile	93,395	100,855
Homeowners	24,945	27,565
Other	2,291	2,345
Total personal lines	120,631	130,765
Total commercial and personal lines	721,386	705,196
Plus reinsurance recoverable	406,090	394,854
Total liabilities for losses and loss expenses	$1,127,476	$1,100,050

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

Percentage Change in Loss and Loss Expense Reserves	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at	Percentage Change in Stockholders’ Equity at	Adjusted Loss and Loss Expense Reserves Net of Reinsurance at	Percentage Change in Stockholders’ Equity at
Net of Reinsurance	September 30, 2026	September 30, 2026(1)	December 31, 2025	December 31, 2025(1)
(dollars in thousands)
(10.0)%	$649,247	8.6%	$634,676	8.7%
(7.5)	667,282	6.5	652,306	6.5
(5.0)	685,317	4.3	669,936	4.3
(2.5)	703,351	2.2	687,566	2.2
Base	721,386	—	705,196	—
2.5	739,421	(2.2)	722,826	(2.2)
5.0	757,455	(4.3)	740,456	(4.3)
7.5	775,490	(6.5)	758,086	(6.5)
10.0	793,525	(8.6)	775,716	(8.7)

(1)	Net of income tax effect.

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

The following tables provide reconciliations of our net premiums earned to our net premiums written for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Commercial Lines	Personal Lines	Total
(in thousands)
Net premiums earned	$142,916	$79,967	$222,883
Change in net unearned premiums	(17,388)	4,238	(13,150)
Net premiums written	$125,528	$84,205	$209,733

	Three Months Ended September 30, 2025
	Commercial Lines	Personal Lines	Total
(in thousands)
Net premiums earned	$140,289	$89,533	$229,822
Change in net unearned premiums	(9,905)	(302)	(10,207)
Net premiums written	$130,384	$89,231	$219,615

	Nine Months Ended September 30, 2026
	Commercial Lines	Personal Lines	Total
(in thousands)
Net premiums earned	$423,395	$243,419	$666,814
Change in net unearned premiums	12,344	(3,724)	8,620
Net premiums written	$435,739	$239,695	$675,434

Index
	Nine Months Ended September 30, 2025
	Commercial Lines	Personal Lines	Total
(in thousands)
Net premiums earned	$415,032	$279,267	$694,299
Change in net unearned premiums	20,884	(14,662)	6,222
Net premiums written	$435,916	$264,605	$700,521

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

Index
Combined Ratios

The following table presents comparative details with respect to our GAAP and statutory combined ratios for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP Combined Ratios (Total Lines)
Loss ratio - core losses	51.8%	51.1%	52.1%	51.8%
Loss ratio - weather-related losses	8.6	6.2	7.2	7.0
Loss ratio - large fire losses	2.6	4.4	5.0	4.3
Loss ratio - net prior-year reserve development	(1.5)	0.4	(2.6)	(1.8)
Loss ratio	61.5	62.1	61.7	61.3
Expense ratio	34.8	33.5	35.3	33.4
Dividend ratio	0.2	0.3	0.3	0.4
Combined ratio	96.5%	95.9%	97.3%	95.1%

Statutory Combined Ratios
Commercial lines:
Automobile	96.9%	100.9%	93.2%	96.7%
Workers’ compensation	128.1	103.9	115.1	108.7
Commercial multi-peril	95.6	91.6	106.0	93.1
Other	93.3	87.5	97.8	96.2
Total commercial lines	100.7	96.6	101.9	97.3
Personal lines:
Automobile	89.3	91.2	84.4	85.1
Homeowners	91.7	102.1	89.4	100.0
Other	85.5	52.8	75.8	54.9
Total personal lines	90.1	94.1	86.0	89.6
Total commercial and personal lines	96.5%	95.5%	96.2%	94.4%

Index
Results of Operations - Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the third quarter of 2026 were $222.9 million, a decrease of $6.9 million, or 3.0%, compared to $229.8 million for the third quarter of 2025, primarily reflecting lower retention and renewal premium increases, offset partially by incremental growth in new business writings.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the third quarter of 2026 were $209.7 million, a decrease of $9.9 million, or 4.5%, from the $219.6 million of net premiums written for the third quarter of 2025. Commercial lines net premiums written decreased $4.9 million, or 3.7%, for the third quarter of 2026 compared to the third quarter of 2025. Personal lines net premiums written decreased $5.0 million, or 5.6%, for the third quarter of 2026 compared to the third quarter of 2025. We attribute the decrease in commercial lines net premiums written primarily to modestly higher attrition and a lower level of renewal premium increases, offset partially by incremental growth in new business writings. We attribute the decrease in personal lines net premiums written primarily to a lower level of renewal premium increases, offset partially by incremental growth in new business writings that included the impact of our insurance subsidiaries’ introduction during the third quarter of 2026 of a 12-month automobile policy term option for new business policies.

Investment Income. Our net investment income was $14.7 million for the third quarter of 2026, an increase of $0.8 million, or 5.4%, compared to $13.9 million for the third quarter of 2025. We attribute the increase primarily to an increase in the average investment yield relative to the third quarter of 2025.

Net Investment (Losses) Gains. Net investment losses for the third quarter of 2026 were $0.7 million, Net investment gains for the third quarter of 2025 were $1.3 million. The net investment losses for the third quarter of 2026 were primarily related to net realized investment losses on the strategic sales of available-for-sale fixed-maturity securities, offset partially by net unrealized gains in the fair value of equity securities held at September 30, 2026. Net investment gains of $1.3 million for the third quarter of 2025 were primarily related to net unrealized gains in the fair value of equity securities held at September 30, 2025, offset partially by net realized investment losses on the strategic sales of available-for-sale fixed-maturity securities.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 61.5% for the third quarter of 2026, a decrease from our insurance subsidiaries’ loss ratio of 62.1% for the third quarter of 2025. The core loss ratio, which excludes weather-related losses, large fire losses and net development of reserves for losses incurred in prior accident years, was 51.8% for the third quarter of 2026, a modest increase from the core loss ratio of 51.1% for the third quarter of 2025. For the commercial lines segment, the core loss ratio of 57.2% for the third quarter of 2026 increased from 54.0% for the third quarter of 2025. For the personal lines segment, the core loss ratio of 42.2% for the third quarter of 2026 decreased from 46.6% for the third quarter of 2025. We attribute the increase in the commercial lines core loss ratio primarily to higher workers’ compensation and casualty loss severity. We attribute the decrease in the personal lines core loss ratio to the homeowners line of business. Weather-related losses were $19.1 million, or 8.6 percentage points of the loss ratio, for the third quarter of 2026, compared to $14.3 million, or 6.2 percentage points of the loss ratio, for the third quarter of 2025. The impact of weather-related loss activity to the loss ratio for the third quarter of 2026 was lower than our previous five-year average of $20.4 million, or 9.3 percentage points of the loss ratio, for third quarter weather-related losses. Large fire losses, which we define as individual fire losses in excess of $50,000, for the third quarter of 2026 were $5.8 million, or 2.6 percentage points of the loss ratio, compared to $10.0 million, or 4.4 percentage points of the loss ratio, for the third quarter of 2025. We experienced decreases in both commercial property and homeowners fire losses compared to the prior-year quarter. Our insurance subsidiaries’ commercial lines loss ratio was 62.3% for the third quarter of 2026, compared to 59.6% for the third quarter of 2025, primarily due to increases in the workers’ compensation, commercial multi-peril and other commercial lines of business loss ratios, offset partially by a decrease in the commercial automobile line of business loss ratio. The personal lines loss ratio of our insurance subsidiaries decreased to 60.1% for the third quarter of 2026, compared to 66.0% for the third quarter of 2025. We attribute this decrease primarily to decreases in the homeowners and personal automobile lines of business loss ratios. Our insurance subsidiaries experienced net favorable loss reserve development of $3.5 million for the third quarter of 2026 that decreased the loss ratio by 1.5 percentage points, compared to $1.0 million of net unfavorable loss reserve development that increased the loss ratio for the third quarter of 2025 by 0.4 percentage points. Our insurance subsidiaries experienced favorable development primarily in the workers’ compensation, commercial automobile and homeowners lines of business for the third quarter of 2026.

Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 34.8% for the third quarter of 2026, compared to 33.5% for the third quarter of 2025. The increase in the expense ratio primarily reflected the impact of a lower base of net premiums earned compared to the prior-year quarter.

Index
Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 96.5% and 95.9% for the third quarter of 2026 and 2025, respectively. We attribute the increase in the combined ratio primarily to an increase in the expense ratio, offset partially by a decrease in the loss ratio, for the third quarter of 2026 compared to the third quarter of 2025.

Income Tax Expense. We recorded income tax expense of $3.9 million for the third quarter of 2026, representing an effective tax rate of 17.6%. We recorded income tax expense of $5.0 million for the third quarter of 2025, representing an effective tax rate of 19.8%. The income tax expense for the third quarter of 2026 and 2025 represented estimates based on our projected annual taxable income and effective tax rates.

Net Income and Net Income Per Share. Our net income for the third quarter of 2026 was $18.2 million, or $.49 per share of Class A common stock on a diluted basis and $.45 per share of Class B common stock, compared to $20.1 million, or $.55 per share of Class A common stock on a diluted basis and $.51 per share of Class B common stock, for the third quarter of 2025. We had 31.8 million and 31.0 million Class A shares outstanding at September 30, 2026 and 2025, respectively. We had5.6 million Class B shares outstanding at the end of both periods.

Results of Operations - Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net Premiums Earned. Our insurance subsidiaries’ net premiums earned for the first nine months of 2026 were $666.8 million, a decrease of $27.5 million, or 4.0%, compared to $694.3 million for the first nine months of 2025, primarily reflecting lower retention and renewal premium increases, offset partially by incremental growth in new business writings.

Net Premiums Written. Our insurance subsidiaries’ net premiums written for the first nine months of 2026 were $675.4 million, a decrease of $25.1 million, or 3.6%, from the $700.5 million of net premiums written for the first nine months of 2025. Commercial lines net premiums written remained relatively consistent for the first nine months of 2026 compared to the first nine months of 2025. Personal lines net premiums written decreased $24.9 million, or 9.4%, for the first nine months of 2026 compared to the first nine months of 2025. We attribute the decrease in personal lines net premiums written primarily to a lower level of renewal premium increases, offset partially by incremental growth in new business writings that included the impact of our insurance subsidiaries’ introduction during the third quarter of 2026 of a 12-month automobile policy term option for new business policies.

Investment Income. Our net investment income was $43.5 million for the first nine months of 2026, an increase of $5.0 million, or 13.0%, compared to $38.5 million for the first nine months of 2025. We attribute the increase primarily to an increase in the average investment yield and higher average invested assets relative to the first nine months of 2025.

Net Investment Gains. Net investment gains for the first nine months of 2026 were $2.1 million, compared to $2.3 million for the first nine months of 2025. The net investment gains for the first nine months of 2026 and 2025 primarily related to unrealized gains in the fair value of equity securities, offset partially by net realized investment losses on the strategic sales of available-for-sale fixed-maturity securities. We did not recognize any impairment losses for individual securities in our investment portfolio during the first nine months of 2026 or 2025.

Losses and Loss Expenses. Our insurance subsidiaries’ loss ratio, which is the ratio of incurred losses and loss expenses to premiums earned, was 61.7% for the first nine months of 2026, a slight increase from our insurance subsidiaries’ loss ratio of 61.3% for the first nine months of 2025. The core loss ratio, which excludes weather-related losses, large fire losses and net development of reserves for losses incurred in prior accident years, was 52.1% for the first nine months of 2026, compared to 51.8% for the first nine months of 2025. For the commercial lines segment, the core loss ratio of 56.2% for the first nine months of 2026 increased from 55.6% for the first nine months of 2025. For the personal lines segment, the core loss ratio of 44.9% for the first nine months of 2026 decreased from 46.2% for the first nine months of 2025. Weather-related losses were $48.2 million, or 7.2 percentage points of the loss ratio, for the first nine months of 2026, compared to $48.7 million, or 7.0 percentage points of the loss ratio, for the first nine months of 2025. Large fire losses for the first nine months of 2026 were $33.0 million, or 5.0 percentage points of the loss ratio, compared to $29.8 million, or 4.3 percentage points of the loss ratio, for the first nine months of 2025. Our insurance subsidiaries’ commercial lines loss ratio was 64.7% for the first nine months of 2026, compared to 61.7% for the first nine months of 2025, primarily due to increases in the commercial multi-peril and workers’ compensation loss ratios, offset partially by a decrease in the commercial automobile loss ratio. The personal lines loss ratio of our insurance subsidiaries decreased to 56.7% for the first nine months of 2026, compared to 60.7% for the first nine months of 2025. We attribute this decrease primarily to decreases in the homeowners and personal automobile loss ratios. Our insurance subsidiaries experienced favorable loss reserve development for the first nine months of 2026 of approximately $17.0 million that decreased the loss ratio by 2.6 percentage points, compared to $12.5 million that decreased the loss ratio for the first nine months of 2025 by 1.8 percentage points. Our insurance subsidiaries experienced favorable development primarily in the commercial automobile, personal automobile, workers’ compensation and homeowners lines of business for the first nine months of 2026, offset partially by unfavorable development in the commercial multi-peril and other commercial lines of business that we attribute to higher-than-anticipated case reserve development.

Index
Underwriting Expenses. The expense ratio for an insurance company is the ratio of policy acquisition costs and other underwriting expenses to premiums earned. The expense ratio of our insurance subsidiaries was 35.3% for the first nine months of 2026, compared to 33.4% for the first nine months of 2025. The increase in the expense ratio primarily reflected the impact of a lower base of net premiums earned compared to the first nine months of 2025.

Combined Ratio. The combined ratio represents the sum of the loss ratio, the expense ratio and the dividend ratio, which is the ratio of policyholder dividends incurred to premiums earned. Our insurance subsidiaries’ combined ratios were 97.3% and 95.1% for the first nine months of 2026 and 2025, respectively. We attribute the increase in the combined ratio primarily to an increase in the expense ratio for the first nine months of 2026 compared to the first nine months of 2025.

Income Tax Expense. We recorded income tax expense of $11.7 million for the first nine months of 2026, representing an effective tax rate of 18.4%. We recorded income tax expense of $14.5 million for the first nine months of 2025, representing an effective tax rate of 18.9%. The income tax expense for the first nine months of 2026 and 2025 represented estimates based on our projected annual taxable income and effective tax rates.

Net Income and Net Income Per Share. Our net income for the first nine months of 2026 was $52.0 million, or $1.40 per share of Class A common stock on a diluted basis and $1.29 per share of Class B common stock, compared to $62.2 million, or $1.72 per share of Class A common stock on a diluted basis and $1.58 per share of Class B common stock, for the first nine months of 2025. We had 31.8 million and 31.0 million Class A shares outstanding at September 30, 2026 and 2025, respectively. We had 5.6 million Class B shares outstanding at the end of both periods.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual obligations and operating needs as such obligations and needs arise. Our major sources of funds from operations are the net cash flows we generate from our insurance subsidiaries’ underwriting results, investment income and maturing investments.

We have historically generated sufficient net positive cash flow to fund our commitments and add to our investment portfolio, thereby increasing future investment returns. The impact of the pooling agreement between Donegal Mutual and Atlantic States has historically been cash-flow positive because of the consistent underwriting profitability of the underwriting pool. Because we settle the pool monthly, our cash flows are substantially similar to the cash flows that would result from the underwriting of direct business. We maintain a high degree of liquidity in our investment portfolio in the form of marketable fixed maturities, equity securities and short-term investments. We structure our fixed-maturity investment portfolio following a “laddering” approach, so that projected cash flows from investment income and principal maturities are evenly distributed from a timing perspective. This laddering approach provides an additional measure of liquidity to meet our obligations and the obligations of our insurance subsidiaries should an unexpected variation occur in the future. Net cash flows provided by operating activities in the first nine months of 2026 and 2025 were $41.0 million and $60.2 million, respectively.

At September 30, 2026, we had no outstanding borrowings under our line of credit with M&T and had the ability to borrow up to $20.0 million at an interest rate equal to the then-current Term SOFR rate plus 2.11%. At September 30, 2026, Atlantic States had a $35.0 million outstanding advance with the FHLB of Pittsburgh that carries a variable interest rate of the current SOFR plus 0.293% and is due in September 2028. We discuss in Note 7 – Borrowings our estimate of the timing of the amounts payable for the borrowings based on their contractual maturities.

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

Index
On July 18, 2013, our board of directors authorized a share repurchase program pursuant to which we have the authority to purchase up to 500,000 shares of our Class A common stock at prices prevailing from time to time in the open market subject to the provisions of applicable rules of the Securities and Exchange Commission Rule 10b-18 and in privately negotiated transactions. We did not purchase any shares of our Class A common stock under this program during the nine months ended September 30, 2026 or 2025. We have purchased a total of 57,658 shares of our Class A common stock under this program from its inception through September 30, 2026.

On October 15, 2026, our board of directors declared quarterly cash dividends of $0.1925 per share of our Class A common stock and $0.175 per share of our Class B common stock, payable on November 16, 2026 to our stockholders of record as of the close of business on November 2, 2026. There are no restrictions on our payment of dividends to our stockholders, although there are restrictions under applicable state laws on the payment of dividends from our insurance subsidiaries to us, which is a significant source of cash for payment of stockholder dividends by us. Our insurance subsidiaries are required by law to maintain minimum surplus on a statutory basis and are subject to regulations under which their payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. Our insurance subsidiaries are also subject to risk based capital (“RBC”) requirements. The amount of statutory capital and surplus necessary for our insurance subsidiaries to satisfy regulatory requirements, including the RBC requirements, was not significant in relation to our insurance subsidiaries’ statutory capital and surplus at December 31, 2025. Our insurance subsidiaries paid $10.0 million in dividends to us during the first nine months of 2026. Amounts remaining available for distribution to us as dividends from our insurance subsidiaries without prior approval of their domiciliary insurance regulatory authorities in 2026 are approximately $40.8 million from Atlantic States, $10.2 million from MICO and $5.4 million from Peninsula, or a total of approximately $56.4 million.

At September 30, 2026, we had no material commitments for capital expenditures.

Equity Price Risk

Our portfolio of marketable equity securities, which we carry on our consolidated balance sheets at estimated fair value, has exposure to the risk of loss resulting from an adverse change in prices. We manage this risk by having our investment personnel perform an analysis of prospective investments and regular reviews of our portfolio of equity securities.

Credit Risk

Our portfolio of fixed maturities and, to a lesser extent, our portfolio of short-term investments is subject to credit risk, which we define as the potential loss in market value resulting from adverse changes in the borrower’s ability to repay its debt. We manage this risk by having our investment personnel perform an analysis of prospective investments and regular reviews of our portfolio of fixed maturities. We also limit the percentage and amount of our total investment portfolio that we invest in the securities of any one issuer. During the third quarter of 2026, market interest rates increased significantly, which had an adverse impact on the market value of our fixed maturities. We held fixed maturities with unrealized losses of $141.7 million at September 30, 2026, compared to $65.7 million at December 31, 2025. Based upon our analysis of general market conditions and underlying factors impacting these fixed maturities, we have determined that no additional allowance for expected credit loss is required beyond the allowance for expected credit loss we recorded at September 30, 2026.

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

There have been no material changes to our quantitative or qualitative market risk exposure from December 31, 2025 through September 30, 2026.

Index
Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at September 30, 2026, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports that we file or submit under the Exchange Act, and our disclosure controls and procedures were also effective to ensure that information we disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our business, results of operations and financial condition, and, therefore, the value of our Class A common stock and our Class B common stock, are subject to a number of risks. For a description of certain risks, we refer to “Risk Factors” in our 2025 Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 6, 2026. There have been no material changes in the risk factors we disclosed in that Form 10-K Report during the nine months ended September 30, 2026.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1-31, 2026	Class A – None Class B – None	Class A – None Class B – None	Class A – None Class B – None

Month #2 August 1-31, 2026	Class A – 127,023 Class B – None	Class A – $19.01 Class B – None	Class A – 127,023 Class B – None	(1)

Month #3 September 1-30, 2026	Class A – 123,414 Class B – None	Class A – $19.26 Class B – None	Class A – 123,414 Class B – None	(1)

Total	Class A – 250,437 Class B – None	Class A – $19.13 Class B – None	Class A–250,437 Class B – None

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

DONEGAL GROUP INC.

November 5, 2026	By:	/s/ Kevin G. Burke
Kevin G. Burke, President and Chief Executive Officer

November 5, 2026	By:	/s/ Jeffrey D. Miller
Jeffrey D. Miller, Executive Vice President and Chief Financial Officer